Form 10-Q
period 1994-09-30
WESTMED VENTURE PARTNERS LP
filed 1994-11-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1994


                             Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                                   13-3443230
(State of organization)                                                    (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                         10281
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     INDEX
                         WESTMED VENTURE PARTNERS, L.P.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments at September 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS


                                                                                September 30, 1994            December 31,
                                                                                       (Unaudited)                   1993

ASSETS

Portfolio investments, at fair value (cost $13,596,973 at September 30, 1994 and
    $14,482,235 at December 31, 1993)
    - Notes 2 and 4                                                                 $    14,870,087            $     15,445,762
Cash and cash equivalents - Note 2                                                        2,664,729                   3,063,851
Accrued interest receivable                                                                  42,899                      38,164
Other assets                                                                                 68,146                       4,199
                                                                                             ------                       -----

TOTAL ASSETS                                                                        $    17,645,861            $     18,551,976
                                                                                    =    ==========            =     ==========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Due to Managing General Partner - Note 4                                            $        91,178            $         96,781
Due to Independent General Partners - Note 4                                                 11,250                      15,000
Accounts payable and accrued expenses                                                        18,693                      45,833
                                                                                             ------                      ------
    Total liabilities                                                                       121,121                     157,614
                                                                                            -------                     -------

Partners' Capital:
Managing General Partner                                                                    175,251                     183,947
Limited Partners (66,929 Units)                                                          17,349,489                  18,210,415
                                                                                         ----------                  ----------
    Total Partners' capital                                                              17,524,740                  18,394,362
                                                                                         ----------                  ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $    17,645,861            $     18,551,976
                                                                                    =    ==========            =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
- - ------------------                                                          ----                   ----              ----------
Aprogenex, Inc.(1)*
527,739 shares of Common Stock                                          Jan. 1989             $   1,682,187       $   3,492,973
Warrant to purchase 15,446 shares of Common Stock
    at $7.88 per share, expiring 10/15/98                                                                 0                   0
    -------------------------------------                                                                 -                   -
Bellara Medical Products Ltd.(1)
442,430 shares of Common Stock                                          Sept. 1987                  825,862              99,458
    Vaso Products Inc.
    110 shares of Common Stock                                          Sept. 1987                  323,031                   0
                                                                                                    -------                   -
                                                                                                  1,148,893              99,458
                                                                                                  ---------              ------
CliniCom Incorporated(1)
4,908 shares of Common Stock                                            Dec. 1987                   331,868              92,639
- - ----------------------------                                            ---------                   -------              ------
Cortex Pharmaceuticals, Inc.(1)
704,167 shares of Common Stock                                          May 1988                    504,038             609,914
75,000 shares of Preferred Stock                                                                     53,030              31,870
Warrants to purchase 32,500 shares of Common Stock
    at $1.84 per share, expiring on 4/30/95                                                               0                   0
                                                                                                          -                   -
                                                                                                    557,068             641,784
                                                                                                    -------             -------
Corvita Corporation*(A)
324,067 shares of Preferred Stock                                       Aug. 1988                 2,182,677           2,257,677
10% Promissory Notes due 11/20/94                                                                   213,596             213,596
Warrant to purchase 30,414 shares of Preferred Stock
    at $6.67 per share, expiring 5/31/97                                                                  0                   0
Warrant to purchase 36,726 shares of Preferred Stock
    at $7.33 per share, expiring 11/5/99                                                                  0                   0
                                                                                                          -                   -
                                                                                                  2,396,273           2,471,273
                                                                                                  ---------           ---------
CytoDiagnostics, Inc.*
340,278 shares of Preferred Stock                                       May 1991                    858,623           1,408,623
Warrant to purchase 8,000 shares of Common Stock
    at $1.25 per share, expiring 2/13/01                                                                  0                   0
Warrant to purchase 8,995 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                 0                   0
    -------------------------------------                                                                 -                   -
Exocell, Inc.*
598,083 shares of Preferred Stock                                       Feb. 1988                   714,266             714,266
Warrant to purchase 18,750 shares of Preferred Stock,
    at $1.40 per share, expiring 12/31/94                                                                 0                   0
    -------------------------------------                                                                 -                   -
MNI Group Inc.(1)
211,973 shares of Common Stock                                          Sept. 1987                  451,457              55,855
- - ------------------------------                                          ----------                  -------              ------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                          Apr. 1988                   380,431             192,374
    Nimbus Medical, L.P.
    38,340 units of limited partnership interest                                                    150,920              76,316
                                                                                                    -------              ------
                                                                                                    531,351             268,690
                                                                                                    -------             -------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - CONTINUED
SEPTEMBER 30, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                       Jan. 1989              $  1,351,405       $   2,705,842
- - ---------------------------------                                       ---------              -  ---------       -   ---------
Somatogen, Inc.(1)
125,404 shares of Common Stock                                          Dec. 1988                   657,194             863,407
- - ------------------------------                                          ---------                   -------             -------
Ultramed, Inc.
954,545 shares of Preferred Stock                                       Oct. 1987                 1,134,835             309,057
18% Convertible Promissory Notes                                                                    159,090              43,326
12% Promissory Note                                                                                   7,500               2,042
Warrant to purchase 7,500 shares of Common Stock
    at $.05 per share, expiring 2/1/97                                                                    0                   0
Warrants to purchase 46,535 shares of Common Stock
    at $.55 per share, expiring 7/31/95                                                                   0                   0
                                                                                                          -                   -
                                                                                                  1,301,425             354,425
                                                                                                  ---------             -------
Xenova Group plc (1)(B)*
304,403 Ordinary shares                                                 Aug. 1988                 1,614,963           1,700,852
- - -----------------------                                                 ---------                 ---------           ---------
TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $ 13,596,973       $  14,870,087
                                                                                               = ==========       =  ==========


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                                    Cost        Realized Loss            Return
TOTAL FROM LIQUIDATED PORTFOLIO INVESTMENTS                                $  14,396,150       $ (7,965,303)      $   6,430,847
                                                                           =  ==========       = ===========      =   =========

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost      Realized (Loss)        and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                      $  27,993,123       $ (6,692,189)      $  21,300,934
                                                                           =  ==========       = ===========      =  ==========

(1)      Public company
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.
(A) During the quarter, Corvita Corporation effected a 3-for-4 reverse split of its outstanding stock. Subsequent to the end of the quarter, on October 24, 1994, Corvita completed its initial public offering at $5 per share. As a result of the reverse stock split and the offering, the Partnership exchanged its 432,090 preferred shares and 99,592 preferred stock warrants for 370,765 common shares and 36,916 common stock warrants. Also in connection with the offering, the Partnership purchased an additional 40,000 shares at $5 per share.
(B) On July 8, 1994, Xenova Group plc completed its initial public offering of American Depository Shares. In connection with the offering, the company effected a 1-for-2 reverse stock split. As a result, the Partnership exchanged its 608,806 ordinary shares for 304,403 ordinary shares of the company.
(C) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1994.
See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1994            1993            1994            1993
                                                                      ----            ----            ----            ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                         $     27,557      $    24,077    $     75,008     $     73,212
    Interest, dividend and other income from
       portfolio investments                                            3,978            3,324          71,882           14,693
                                                                        -----            -----          ------           ------
    Total                                                              31,535           27,401         146,890           87,905
                                                                       ------           ------         -------           ------

    Expenses:
    Management fee - Note 4                                            88,064          103,884         288,001          286,949
    Professional fees                                                  15,613           21,932          28,139          102,018
    General and administrative expenses                                23,057           25,932          53,189           80,450
    Independent General Partners' fees - Note 4                         3,750            3,750          11,250           11,250
    Miscellaneous                                                           -                -           1,288                -
                                                                            -                -           -----                -
    Total                                                             130,484          155,498         381,867          480,667
                                                                      -------          -------         -------          -------

NET INVESTMENT LOSS                                                   (98,949)        (128,097)       (234,977)        (392,762)

Net realized gain (loss) from investments sold
    or written off                                                          -                -        (944,232)         323,256
                                                                            -                -        --------          -------

NET REALIZED LOSS FROM OPERATIONS                                     (98,949)        (128,097)     (1,179,209)         (69,506)

Net change in unrealized appreciation or
    depreciation of investments                                      (583,443)         847,685         309,587         (489,166)
                                                                     --------          -------         -------         --------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS
    (allocable to Partners) - Note 3                             $   (682,392)     $   719,588    $   (869,622)    $   (558,672)
                                                                 =   ========      =   =======    =   ========     =   ========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                 1994                1993
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $     (234,977)     $      (392,762)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest receivable                                                             (4,735)             (13,215)
Decrease in payables                                                                               (36,493)             (72,410)
Increase in other assets                                                                           (63,947)              (4,306)
                                                                                                   -------               ------
Cash used for operating activities                                                                (340,152)            (482,693)
                                                                                                  --------             --------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    421,875              443,816
Purchase of portfolio investments                                                                 (480,845)            (101,158)
                                                                                                  ---------            --------
Cash provided from (used for) investing activities                                                 (58,970)             342,658
                                                                                                   -------              -------

Decrease in cash and cash equivalents                                                             (399,122)            (140,035)
Cash and cash equivalents at beginning of period                                                 3,063,851            3,203,919
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    2,664,729      $     3,063,884
                                                                                            =    =========      =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                        Managing
                                                                         General              Limited
                                                                         Partner             Partners                Total

Balance at beginning of period                                        $     183,947      $     18,210,415      $     18,394,362

Allocation of net decrease in net assets
resulting from operations - Note 3                                           (8,696)             (860,926)             (869,622)
                                                                             ------              --------              --------

Balance at end of period                                              $     175,251      $     17,349,489(A)   $     17,524,740
                                                                      =     =======      =     ==========      =     ==========


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, is $259 at September 30, 1994. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  Organization and Purpose

WestMed Venture Partners, L.P. (the "Partnership") was formed under Delaware law on February 5, 1987. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership operates as a closed-end partnership and accordingly its units of limited partnership interest ("Units") are not redeemable by the Partnership. A total of 66,929 Units were sold to Limited Partners at $500 per Unit.

The  general  partners  of  the  Partnership   include  three  individuals  (the
"Independent General Partners") and the managing general partner, WestMed Venture Management, L.P. (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"), a Delaware limited partnership. The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Messrs. Sommer and Wachtler are principally responsible for managing the investments of the Partnership.

Opco, a member firm of the New York Stock Exchange, the National Association of Securities Dealers, Inc., and all principal United States securities exchanges, is a diversified investment banking and securities firm, a registered investment advisor and Futures Commission Merchant providing a broad range of services to individual, corporate, and institutional clients. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account. The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include securities brokerage, securities research, customer financing, securities trading, corporate finance, mergers and acquisitions, underwriting and investment advisory services.

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership is scheduled to terminate on December 31, 1997. However, the General Partners can extend the term for up to two additional two-year periods, if they determine that such extensions are in the best interest of the Partnership.

2.            Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted for sales restrictions. Factors considered in the determination of an appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


consideration or is greater than a 5% shareholder  thereof,  and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value.

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded on the date which the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considers its interest bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns.

3.            Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1994, the Partnership had a $7.3 million net realized loss from its venture capital investments.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


4.            Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the nine months ended September 30, 1994 and 1993, the Partnership incurred venture capital fees of $27,000 and $6,000, respectively. Cumulative venture capital fees incurred from inception to September 30, 1994 totaled $1.6 million.

Pursuant to a management agreement between the Partnership and the Managing General Partner (the "Management Agreement"), the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly.

For services rendered to the Partnership, each of the three Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.            Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 1994, the Partnership invested $55,000 (including venture capital fees totaling $3,000) in one existing portfolio company. At September 30, 1994, the Partnership had invested an aggregate of $28 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million). The Partnership has invested approximately 93.5% of its original $30 million of net proceeds received from the offering of Units.

At September 30, 1994, the Partnership held $2.7 million in cash and short-term investments as follows: $2.2 million in short-term securities with maturities of less than one year and $424,000 in an interest-bearing cash account. For the three and nine months ended September 30, 1994, the Partnership earned $28,000 and $75,000 of interest on such investments, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, future interest earned from its short-term investment portfolio and from proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership had a net realized loss from operations of $99,000 and $1.2 million, respectively. For the three and nine months ended September 30, 1993, the Partnership had a net realized loss from operations of $128,000 and $70,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gains or losses from portfolio investments sold or written off and (ii) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1994, the Partnership had no realized gains or losses from its portfolio investments. For the nine months ended September 30, 1994, the Partnership had a net realized loss from its portfolio investments of $944,000. During March and April 1994, the Partnership sold 20,000 common shares of CliniCom Incorporated in the public market for $422,000, realizing a loss of $944,000.

For the three months ended September 30, 1993, the Partnership had no realized gains or losses from its portfolio investments. For the nine months ended September 30, 1993, the Partnership realized a $323,000 gain primarily resulting from the sale of 40,000 common shares of Somatogen, Inc. in the public market.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1994 and 1993 was $99,000 and $128,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period is attributable to a decrease in operating expenses for the 1994 period, primarily management fees, as discussed below.

Net investment loss for the nine months ended September 30, 1994 and 1993 was $235,000 and $393,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period is attributable to an increase in interest, dividend and other income from portfolio investments earned during the 1994 period and a decrease in professional fees and general and administrative expenses incurred during the 1994 period. Interest, dividend and other income earned from portfolio investments for the nine months ended September 30, 1994 and 1993 was $72,000 and $15,000, respectively. The $72,000 earned during the nine months ended September 30, 1994 included a $60,000 cash distribution from Nimbus Medical, L.P., representing royalties and other income from the sale of technology. Professional fees incurred during the 1993 period included certain litigation costs totaling $58,000.

The management fee paid to the Managing General Partner pursuant to a management agreement between the Partnership and the Managing General Partner (the "Management Agreement") for the three months ended September 30, 1994 and 1993 was $88,000 and $104,000, respectively. The decrease in the management fee for the 1994 period as compared to the 1993 period is a result of a decline in the Partnership's net assets from $18.8 million at September 30, 1993 to $17.5 million at September 30, 1994. The management fee for the nine months ended September 30, 1994 and 1993 was $288,000 and $287,000, respectively. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.6

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1994, the Partnership had a $627,000 net unrealized loss from its portfolio investments, resulting from the net downward revaluation of certain portfolio investments. Additionally, during the nine months ended September 30, 1994, $936,000 was transferred from unrealized loss to realized loss relating to prior period reserves on the 20,000 common shares of CliniCom sold during the period, as discussed above. The $936,000 transfer from unrealized loss to realized loss partially offset by the $626,000 unrealized loss resulted in a $310,000 increase to the Partnership's net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1993, the Partnership had a $49,000 net unrealized gain from its portfolio investments, resulting from the upward revaluation of certain portfolio investments. Additionally, during the nine months ended September 30, 1993, the Partnership transferred $538,000 from unrealized gain to realized gain due to the sale of Somatogen shares during the period, as discussed above. The $538,000 transfer from unrealized to realized gain offset by the $49,000 unrealized gain resulted in a $489,000 decrease to the Partnership's net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments. For the nine months ended September 30, 1994 and 1993, the Partnership had a net decrease in net assets resulting from operations of $870,000 and $559,000, respectively.

At September 30, 1994, the Partnership's net assets were $17.5 million, a decrease of $870,000 from $18.4 million at December 31, 1993. This decrease resulted from the $1.2 million net realized loss from operations partially offset by the $310,000 increase in net unrealized appreciation of investments for the nine month period.

At September 30, 1993, the Partnership's net assets were $18.8 million, a decrease of $559,000 from $19.4 million at December 31, 1992. This decrease resulted from the $489,000 decrease in unrealized appreciation and the $70,000 net realized loss from operations for the nine month period.

At September 30, 1994 and December 31, 1993, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $259 and $272, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.       Other Information.

On September 14, 1994, the Partnership purchased a 10% promissory note of Corvita Corporation for $51,000. The Partnership paid a $3,000 venture capital fee to the Managing General Partner relating to this investment.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                        Exhibits

                           None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              WESTMED VENTURE PARTNERS, L.P.


By:           WestMed Venture Management, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Howard S. Wachtler
              Howard S. Wachtler
              Executive Vice President


By:           /s/        Philippe L. Sommer
              Philippe L. Sommer
              Executive Vice President and Principal
                  Financial and Accounting Officer



Date:         November 11, 1994