Form 10-K
WESTMED VENTURE PARTNERS LP
filed 1995-03-30
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                               13-3443230
(State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                               Name of each exchange on which registered
                    None                                                            None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 27, 1995, 66,919 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     PART I

Item 1.       Business.

Formation

WestMed Venture Partners, L.P., formerly known as Integrated Medical Venture Partners, L.P. (the "Partnership" or the "Registrant"), is a Delaware limited partnership organized in February 1987. In May 1987, the Partnership elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Partnership's investment objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health-care industry. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The general partners of the Partnership consist of three individuals (the "Independent General Partners") and WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner"), the general partner of which is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of Oppenheimer & Co., Inc. ("Opco").

In 1987, the Partnership publicly offered 100,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, pursuant to a Registration Statement on Form N-2 (File No. 33-11926), which was declared effective on July 2, 1987. The Partnership held its initial closing on September 1, 1987 and completed the offering on April 1, 1988, at which time it had accepted subscriptions for a total of 66,929 Units. Gross capital contributions to the Partnership from the public offering total $33,802,529; $33,464,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $338,029 from the Managing General Partner.

The Venture Capital Investments

From its inception through December 31, 1994, the Partnership had invested $28.1 million in 23 portfolio companies (including venture capital fees and other acquisition costs totaling $1.9 million). At December 31, 1994, the Partnership's investment portfolio consisted of investments in 13 companies. Such investments had an aggregate cost of $11.7 million and a fair value of $12 million. From its inception through December 31, 1994, the Partnership had liquidated 10 portfolio investments with a cost of $16.45 million. These liquidated investments returned $6.69 million to the Partnership for a net realized loss of $9.76 million. During 1994, the Partnership invested $693,000 in two existing portfolio companies. These investments and other events affecting the Partnership's portfolio investments during 1994 are listed below.

In March and April 1994, the Partnership sold 20,000 shares of common stock of CliniCom Incorporated ("CliniCom") for $422,000, realizing a loss of $944,000. Additionally, at December 31, 1994, the Partnership wrote-off $166,000 of cost on its remaining 4,908 shares of common stock of CliniCom.

In March 1994, Cortex Pharmaceuticals, Inc. ("Cortex") extended the expiration date of the Partnership's warrant to purchase 32,500 shares of Cortex's common stock from April 30, 1994 to April 30, 1995.

On March 30, 1994, the Partnership purchased 58,000 shares of preferred stock and a warrant to purchase 8,995 common shares of CytoDiagnostics, Inc. ("Cyto") for $249,400. In connection with this financing, the Partnership converted its $71,738 promissory note of Cyto and accrued interest of $2,579 into 17,283 preferred shares. The Partnership paid a $15,270 venture capital fee to the Managing General Partner relating to this investment. In October 1994, Cyto changed its name to UroCor, Inc.

In May and September 1994, the Partnership purchased 10% promissory notes of Corvita Corporation ("Corvita") totaling $201,392. Such notes were repaid in October 1994 with interest. In June 1994, Corvita effected a 3-for-4 reverse split of its common stock. In October 1994, Corvita completed its initial public offering of common stock at $5 per share. As a result of the reverse stock split and the offering, the Partnership exchanged its 432,090 preferred shares and 99,592 preferred stock warrants for 370,765 common shares of common stock and a warrant to purchase 36,916 shares of common stock. Also in connection with the offering, the Partnership purchased an additional 40,000 shares of common stock at $5 per share. The Partnership paid the Managing General Partner venture capital fees in 1994 totaling $24,324 relating to these transactions.

On July 8, 1994, Xenova Group plc ("Xenova") completed its initial public offering of American Depository Shares. In connection with the offering, Xenova effected a 1-for-2 reverse stock split. As a result, the Partnership exchanged its 608,806 ordinary shares for 304,403 ordinary shares of Xenova.

During the year, the Partnership received cash distributions totaling $64,000 from Nimbus Medical, L.P.

At December 31, 1994, the Partnership wrote-off its $323,031 investment in Vaso Products Inc. and wrote-off $801,000 and $576,000 of the cost of its investments in Ultramed, Inc. and Bellara Medical Products Ltd., respectively.

Additionally on December 31, 1994, the Partnership's warrant to purchase 18,750 common shares of Exocell, Inc. expired unexercised.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital investors and these relationships have expanded the Partnership's access to investment opportunities.

Employees

The Partnership has no employees. The Managing General Partner, under the supervision of the Independent General Partners, manages and controls the
Partnership's venture capital investments. The Managing General Partner performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments.

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. The number of individual holders of Units at December 31, 1994 was approximately 6,500.

The Partnership did not make any cash distributions to Partners during the years ended December 31, 1994 and 1993. On June 30, 1992, the Partnership made a cash distribution to Partners totaling $5 million; $4.9 million, or approximately $74 per Unit, to the Limited Partners and $50,000 to the Managing General Partner. Cumulative cash distributions to Partners from inception to December 31, 1994, total $5.7 million; $5.65 million to the Limited Partners, or approximately $85 per Unit, and $57,000 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1994           1993            1992           1991           1990
                                                           ----           ----            ----           ----           ----

Net assets                                             $    14,533     $    18,394    $    19,402    $    25,961    $    25,278

Net investment income (loss)                                  (421)           (540)          (479)          (253)           153

Net realized gain (loss) from investments                   (2,823)         (4,043)         2,313         (4,377)          (917)

Net unrealized appreciation (depreciation)
of investments                                                 345             964         (2,612)           793         (4,521)

Cost of portfolio investments purchased                        693             177          1,791            948          3,391

Cumulative cost of portfolio investments                    28,115          27,422         27,245         25,454         24,506

Cash distributions to Partners                                   -               -          4,989              -            317

Cumulative cash distributions to Partners                    5,711           5,711          5,711            723            723

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
appreciation (depreciation) of investments                  $  215         $   272        $   287         $  384        $   374

Net investment income (loss)                                    (6)             (8)            (7)            (4)             2

Net realized gain (loss) on investments                        (42)            (60)            34            (65)           (14)

Net unrealized appreciation (depreciation)
of investments                                                   5              14            (39)           (12)           (67)

Cash distributions                                               -               -             74              -              5

Cumulative cash distributions                                   85              85             85             11             11

* Limited Partners were admitted to the Partnership in eight separate closings from September 1, 1987 to April 1, 1988. Per Unit amounts shown above are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the year ended December 31, 1994, the Partnership invested $693,000 (including venture capital fees totaling $40,000) in two existing portfolio companies. At December 31, 1994, the Partnership had invested an aggregate of $28.1 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million). The Partnership has invested approximately 94% of its original $30 million of net proceeds received from the offering of Units.

At December 31, 1994, the Partnership held $2.6 million in cash and short-term investments as follows: $2 million in short-term securities with maturities of less than one year and $619,000 in an interest-bearing cash account. For the years ended December 31, 1994, 1993 and 1992, the Partnership earned interest from such investments totaling $105,000, $96,000 and $247,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest earned from the short-term investment portfolio and proceeds from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1994 and 1993, the Partnership had a net realized loss from operations of $3.2 million and $4.6 million, respectively. For the year ended December 31, 1992, the Partnership had a net realized gain from operations of $1.8 million. Net realized gain or loss from operations is comprised of (i) net realized gains or losses from the sale or write-off of portfolio investments and (ii) net investment income or loss (interest and dividends less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1994, the Partnership had a net realized loss of $2.8 million from portfolio investments. During March and April 1994, the Partnership sold 20,000 common shares of CliniCom in the public market for $422,000, realizing a loss of $944,000. Additionally at December 31, 1994, the Partnership wrote-off $166,000 of cost relating to its remaining 4,908 shares of common stock of CliniCom due to the continued depressed public market price of such shares. In December 1994, the Partnership wrote-off its $323,000 investment in Vaso Products Inc. and wrote-off $576,000 of its $826,000 investment in Bellara Medical Products Inc. and $801,000 of its $1.3 million investment in Ultramed, Inc. due to continued business and financial difficulties at these companies.

For the year ended December 31, 1993, the Partnership had a $4 million realized loss from portfolio investments. In March 1993, the Partnership sold 40,000 common shares of Somatogen, Inc. ("Somatogen") in the public market for $440,000, realizing a gain of $319,000. On December 31, 1993, the Partnership wrote-off its investments in LMA, Ltd., Oncodiagnostics, Inc. and Advanced Medical Technologies ("AMT") totaling $4.3 million due to financial difficulties at these companies.

For the year ended December 31, 1992, the Partnership had a $2.3 million net realized gain from portfolio investments. In January and February 1992, the Partnership sold 96,500 common shares of Somatogen for $3.3 million, realizing a gain of $3 million. Also during the year, the Partnership sold its equity interest in Omnicare Group Limited for a $325,000 cash payment and a note receivable from Abbey Health-care Services, Ltd. valued at $89,000. Such transaction resulted in a realized loss of $718,000.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1994, 1993 and 1992 was $421,000, $540,000 and $479,000,
respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period is attributable to a decrease in operating expenses for the 1994 period, primarily professional fees and general and administrative expenses. Operating expenses declined $118,000 from $625,000 in 1993 to $507,000 in 1994. Professional fees declined $71,000 and general and administrative expenses declined $29,000 for the 1994 period compared to the 1993 period due to certain cost control measures implemented by the Managing General Partner during the fourth quarter of 1993.

The increase in net investment loss for the 1993 period compared to the 1992 period primarily is attributable to a $151,000 decrease in interest earned from short-term investments and a $27,000 decrease in interest and dividend income from portfolio investments. These decreases were partially offset by a $98,000 decrease in professional fees and a $19,000 decrease in other operating expenses for the 1993 period. Interest earned from short-term investments for the years ended December 31, 1993 and 1992 was $96,000 and $247,000, respectively. This decrease primarily was due to a reduction in interest rates during the 1993 period and a reduction in funds available for investment in such securities during the 1993 period. In March 1992, the Partnership sold shares of Somatogen for $3.3 million. These funds were invested in short-term securities until a distribution was made to Partners on June 30, 1992. Interest and dividend income decreased for the 1994 period compared to the 1993 period due to the write-off of $29,000 of accrued interest receivable from Ultramed, Inc. during the 1993 period.

The management fee paid to the Managing General Partner pursuant to a management agreement between the Partnership and the Managing General Partner (the "Management Agreement") for the years ended December 31, 1994, 1993 and 1992 was $361,000, $379,000 and $396,000, respectively. The decrease in the management fee for each period is a result of a decline in the Partnership's net assets for each consecutive year. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1994, the Partnership had a $3.5 million net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of its publicly-held portfolio investments. Additionally during the year, $2.9 million was transferred from unrealized loss to realized loss relating to the write-off of certain portfolio investments, as discussed above. The $3.5 million unrealized loss less the $2.9 million transfer to realized loss resulted in a $618,000 decrease to net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a $276,000 net unrealized loss from its portfolio investments, primarily related to the net downward revaluation of its publicly-held portfolio investments. Additionally during the year, the Partnership transferred a net $3.9 million from unrealized loss to realized loss related to the sale of Somatogen common shares and the write-off of LMA, Ltd., Oncodiagnostics, Inc. and AMT, as discussed above. The $3.9 million transfer to realized loss less the $276,000 net unrealized loss resulted in a $3.6 million increase to net unrealized appreciation of investments for 1993.

For the year ended December 31, 1992, the Partnership had a net unrealized loss from its portfolio investments of $1.5 million, primarily related to the downward revaluation of its investment in Somatogen. Additionally during the year, the Partnership transferred a net $1.9 million from unrealized gain to realized gain related to the Omnicare Group Limited and Somatogen sales, as discussed above. The $1.5 million unrealized loss and the $1.9 million net transfer to realized gain resulted in a $3.4 million decrease to net unrealized appreciation of investments for 1992.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments. For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net decrease in net assets resulting from operations of $3.9 million, $1 million and $1.6 million, respectively.

At December 31, 1994, the Partnership's net assets were $14.5 million, down $3.9 million from $18.4 million at December 31, 1993. This decrease resulted from the $3.2 million net realized loss from operations and the $618,000 decrease in net unrealized appreciation of investments for 1994.

At December 31, 1993, the Partnership's net assets were $18.4 million, down $1 million from $19.4 million at December 31, 1992. This decrease resulted from the $4.6 million net realized loss from operations offset by the $3.6 million increase in net unrealized appreciation of investments for 1993.

At December 31, 1992, the Partnership's net assets were $19.4 million, down $6.6 million from $26 million at December 31, 1991. This decrease resulted from the $3.4 million decrease in net unrealized appreciation of investments and the $5 million cash distribution paid to Partners in June 1992 offset by the $1.8 million net realized gain from operations for 1992.

At December 31, 1994, 1993 and 1992, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of investments, was $215, $272 and $287, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                         WESTMED VENTURE PARTNERS, L.P.
                                     INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1994 and 1993 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners, L.P. at December 31, 1994 and 1993, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $11,953,915 and $14,940,130 at December 31, 1994 and 1993, respectively, representing 82% and 81% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 22, 1995

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS
December 31,


                                                                                                1994                1993
                                                                                                ----                ----

ASSETS

Portfolio investments, at fair value
    (cost $11,667,193 at December 31, 1994 and
    $14,482,235 at December 31, 1993) - Notes 2 and 4                                     $     12,012,688     $     15,445,762
Cash and cash equivalents - Note 2                                                               2,609,028            3,063,851
Accrued interest receivable and other assets                                                        49,016               42,363
                                                                                                    ------               ------

TOTAL ASSETS                                                                              $     14,670,732     $     18,551,976
                                                                                          =     ==========     =     ==========




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         38,059     $         45,833
Due to Managing General Partner - Note 4                                                            85,148               96,781
Due to Independent General Partners - Note 4                                                        15,000               15,000
                                                                                                    ------               ------
    Total liabilities                                                                              138,207              157,614
                                                                                                   -------              -------

Partners' Capital:
Managing General Partner                                                                           145,329              183,947
Limited Partners (66,929 Units)                                                                 14,387,196           18,210,415
                                                                                                ----------           ----------
    Total Partners' capital                                                                     14,532,525           18,394,362
                                                                                                ----------           ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     14,670,732     $     18,551,976
                                                                                          =     ==========     =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

Active Portfolio Investments:


                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.*(A)
527,739 shares of Common Stock                                           Jan. 1989           $     1,682,187    $     2,849,791
Warrant to purchase 15,446 shares of Common Stock
    at $7.88 per share, expiring 10/15/98                                                                  0                  0
    -------------------------------------                                                                  -                  -
Bellara Medical Products Ltd.(A)(B)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             40,704
------------------------------                                           ----------                  -------             ------
CliniCom Incorporated(A)(C)
4,908 shares of Common Stock                                             Dec. 1987                   165,934             58,773
----------------------------                                             ---------                   -------             ------
Cortex Pharmaceuticals, Inc.(A)(D)
704,167 shares of Common Stock                                           May 1988                    504,038            347,753
75,000 shares of Preferred Stock                                                                      53,030             18,171
Warrants to purchase 32,500 shares of Common Stock
    at $1.84 per share, expiring on 4/30/95                                                                0                  0
                                                                                                           -                  -
                                                                                                     557,068            365,924
                                                                                                     -------            -------
Corvita Corporation*(A)(E)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          1,340,121
Warrant to purchase 36,916 shares of Common Stock
    at $7 per share, expiring 11/1/99                                                                      0                  0
    ---------------------------------                                                                      -                  -
Exocell, Inc.*(F)
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
---------------------------------                                        ---------                   -------            -------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             37,477
------------------------------                                           ----------                  -------             ------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
    Nimbus Medical, L.P. (G)
    38,340 units of limited partnership interest                                                      88,868             76,316
                                                                                                      ------             ------
                                                                                                     469,299            268,690
                                                                                                     -------            -------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
---------------------------------                                        ---------                 ---------          ---------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194            740,824
------------------------------                                           ---------                   -------            -------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Ultramed, Inc.(H)
954,545 shares of Preferred Stock                                        Oct. 1987            $      333,410    $             0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
    at $.05 per share, expiring 2/1/97                                                                     0                  0
Warrants to purchase 46,535 shares of Common Stock
    at $.55 per share, expiring 7/31/95                                                                    0                  0
                                                                                                           -                  -
                                                                                                     500,000            157,500
                                                                                                     -------            -------
UroCor, Inc.*(I)
323,930 shares of Preferred Stock                                        May 1991                    858,623          1,408,623
Warrant to purchase 8,000 shares of Common Stock
    at $1.25 per share, expiring 2/13/01                                                                   0                  0
Warrant to purchase 8,995 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                  0                  0
    -------------------------------------                                                                  -                  -
Xenova Group plc*(A)(J)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,324,153
-----------------------                                                  ---------                 ---------          ---------

Totals From Active Portfolio Investments                                                      $   11,667,193    $    12,012,688
                                                                                              =   ==========    =    ==========




SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(K)


                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   16,447,936      $   (9,759,442)   $     6,688,494
                                                                          =   ==========      =   ===========   =     =========

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,115,129      $   (9,413,947)   $    18,701,182
                                                                          =   ==========      =   ===========   =    ==========

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994


(A)  Public company

(B) At December 31, 1994, the Partnership wrote-off its $323,000 investment in Vaso Products Inc. Additionally, the Partnership wrote-off $576,000 of its $826,000 investment in Bellara Medical Products Ltd.

(C) In March and April 1994, the Partnership sold 20,000 shares of common stock of CliniCom for $422,000, realizing a loss of $944,000. Additionally, at December 31, 1994, the Partnership wrote-off $166,000 of cost on its remaining 4,908 shares of common stock of CliniCom.

(D) In March 1994, Cortex extended the expiration date of the Partnership's warrant to purchase 32,500 shares of Cortex's common stock from April 30, 1994 to April 30, 1995.

(E) In May and September 1994, the Partnership purchased 10% promissory notes of Corvita totaling $201,392. Such notes were repaid in October 1994 with interest. In June 1994, Corvita effected a 3-for-4 reverse split of its common stock. In October 1994, Corvita completed its initial public offering of common stock at $5 per share. As a result of the reverse stock split and the offering, the Partnership exchanged its 432,090 preferred shares and 99,592 preferred stock warrants for 370,765 shares of common stock and a warrant to purchase 36,916 shares of common stock. Also in connection with the offering, the Partnership purchased an additional 40,000 shares of common stock at $5 per share. The Partnership paid the Managing General Partner venture capital fees in 1994 totaling $24,324 relating to these transactions.

(F) On December 31, 1994, the Partnership's warrant to purchase 18,750 shares of Exocell, Inc. common stock expired unexercised.

(G) During the year, the Partnership received cash distributions totaling $64,403 from Nimbus Medical, L.P. which included $2,351 of interest income.

(H) At December 31, 1994, the Partnership wrote-off $801,000 of its $1.3 million investment in Ultramed, Inc.

(I) On March 30, 1994, the Partnership purchased 58,000 shares of preferred stock and a warrant to purchase 8,995 common shares of Cyto for $249,400. In connection with this financing, the Partnership converted its $71,738 promissory note of Cyto and accrued interest of $2,579 into 17,283 preferred shares. The Partnership paid a $15,270 venture capital fee to the Managing General Partner relating to this investment. In October 1994, Cyto changed its name to UroCor, Inc.

(J) On July 8, 1994, Xenova completed its initial public offering of American Depository Shares. In connection with the offering, Xenova effected a 1-for-2 reverse stock split. As a result, the Partnership exchanged its 608,806 ordinary shares for 304,403 ordinary shares of Xenova.

(K)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.*(A)
527,739 shares of Common Stock                                           Jan. 1989            $    1,682,187    $     2,186,818
Warrant to purchase 15,446 shares of Common Stock
    at $7.88 per share, expiring 10/15/98                                                                  0                  0
    -------------------------------------                                                                  -                  -
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  825,862            283,155
    Vaso Products Inc.
    110 shares of Common Stock                                           Sept. 1987                  323,031                  0
    --------------------------                                           ----------                  -------                  -
CliniCom Incorporated(A)
24,908 shares of Common Stock                                            Dec. 1987                 1,697,975            505,632
-----------------------------                                            ---------                 ---------            -------
Cortex Pharmaceuticals, Inc.(A)
704,167 shares of Common Stock                                           May 1988                    504,038          1,047,448
75,000 shares of Preferred Stock                                                                      53,030             54,733
Warrants to purchase 32,500 shares of Common Stock
    at $1.84 per share, expiring on 4/30/94                                                                0                  0
                                                                                                           -                  -
                                                                                                     557,068          1,102,181
                                                                                                     -------          ---------
Corvita Corporation*
432,090 shares of Preferred Stock                                        Aug. 1988                 2,182,677          2,257,677
Warrant to purchase 40,553 shares of Preferred Stock
    at $5 per share, expiring 5/31/97                                                                      0                  0
Warrant to purchase 48,969 shares of Preferred Stock
    at $5.50 per share, expiring 11/5/99                                                                   0                  0
    ------------------------------------                                                                   -                  -
CytoDiagnostics, Inc.*
248,647 shares of Preferred Stock                                        May 1991                    515,289            515,289
8% Convertible Promissory Note due 10/18/94                                                           76,085             76,085
Warrant to purchase 8,000 shares of Common Stock
    at $1.25 per share, expiring 2/13/01                                                                   0                  0
                                                                                                           -                  -
                                                                                                     591,374            591,374
                                                                                                     -------            -------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
Warrant to purchase 18,750 shares of Preferred Stock
    at $1.40 per share, expiring 12/31/94                                                                  0                  0
    -------------------------------------                                                                  -                  -
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             99,998
------------------------------                                           ----------                  -------             ------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
    Nimbus Medical, L.P.
    38,340 units of limited partnership interest                                                     150,920             76,316
                                                                                                     -------             ------
                                                                                                     531,351            268,690
                                                                                                     -------            -------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1993

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989            $    1,351,405    $     2,705,842
---------------------------------                                        ---------            -    ---------    -     ---------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          1,031,291
------------------------------                                           ---------                   -------          ---------
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987                 1,134,835            570,655
18% Convertible Promissory Note                                                                      159,090             79,999
12% Promissory Note                                                                                    7,500              3,771
Warrant to purchase 7,500 shares of Common
    Stock at $.05 per share, expiring 2/1/97                                                               0                  0
Warrants to purchase 46,535 shares of Common
    Stock at $.55 per share, expiring 7/31/95                                                              0                  0
                                                                                                           -                  -
                                                                                                   1,301,425            654,425
                                                                                                   ---------            -------
Xenova Group plc*
598,806 Ordinary shares                                                  Aug. 1988                 1,561,933          2,994,407
10,000 `A' Ordinary shares                                                                            53,030             50,006
                                                                                                      ------             ------
                                                                                                   1,614,963          3,044,413
                                                                                                   ---------          ---------

Totals From Active Portfolio Investments                                                      $   14,482,235    $    15,445,762
                                                                                              =   ==========    =    ==========

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   12,937,578      $   (6,936,754)   $     6,000,824
                                                                          =   ==========      =   ===========   =     =========

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   27,419,813      $   (5,973,227)   $    21,446,586
                                                                          =   ==========      =   ===========   =    ==========

(A)  Public company
(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1993.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940. See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1994             1993               1992
                                                                                 ----             ----               ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                                   $      104,856     $       95,611    $       246,954
    Interest and dividend income from portfolio
        investments - net                                                         (19,032)           (10,508)            16,542
                                                                                  -------            -------             ------
    Total                                                                          85,824             85,103            263,496
                                                                                   ------             ------            -------

    Expenses:
    Management fee - Note 4                                                       361,029            379,383            395,952
    Professional fees                                                              47,170            118,184            216,282
    General and administrative expenses                                            83,742            112,546            115,051
    Independent General Partners' fees - Note 4                                    15,000             15,000             15,000
                                                                                   ------             ------             ------
    Total                                                                         506,941            625,113            742,285
                                                                                  -------            -------            -------

NET INVESTMENT LOSS                                                              (421,117)          (540,010)          (478,789)

Net realized gain (loss) from investments                                      (2,822,688)        (4,043,045)         2,312,779
                                                                               ----------         ----------          ---------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                       (3,243,805)        (4,583,055)         1,833,990

Net change in unrealized appreciation or depreciation
    of investments                                                               (618,032)         3,575,791         (3,404,815)
                                                                                 --------          ---------         ----------

NET DECREASE IN NET ASSETS RESULTING
    FROM OPERATIONS (allocable to Partners) - Note 3                       $   (3,861,837)    $   (1,007,264)   $    (1,570,825)
                                                                           =   ==========     =   ==========    =    ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1994                1993            1992
                                                                                 ----                ----            ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $     (421,117)    $     (540,010)  $      (478,789)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable                                             37,364             33,383            43,982
Decrease in payables                                                               (19,407)           (67,207)          (16,273)
(Increase) decrease in other assets                                                (44,017)             1,562            85,149
                                                                                   -------              -----            ------
Cash used for operating activities                                                (447,177)          (572,272)         (365,931)
                                                                                  --------           --------          --------

CASH FLOWS PROVIDED FROM (USED FOR)
    INVESTING ACTIVITIES

Purchase of portfolio investments                                                 (692,965)          (177,244)       (1,790,798)
Proceeds from the sale of portfolio investments                                    421,875            443,816         3,646,857
Cash distribution from investment in Limited Partnership                            62,052                  -                 -
Repayment of notes due from portfolio companies                                    201,392            165,632            58,974
                                                                                   -------            -------            ------
Cash provided from (used for) investing activities                                  (7,646)           432,204         1,915,033
                                                                                    ------            -------         ---------

CASH USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                            -                  -        (4,988,572)
                                                                                         -                  -        ----------

Decrease in cash and cash equivalents                                             (454,823)          (140,068)       (3,439,470)
Cash and cash equivalents at beginning of period                                 3,063,851          3,203,919         6,643,389
                                                                                 ---------          ---------         ---------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                               $    2,609,028     $    3,063,851   $     3,203,919
                                                                            =    =========     =    =========   =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1992, 1993 and 1994


                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total
Balance at December 31, 1991                              $    259,614             $    25,701,409            $     25,961,023

Cash distribution paid June 30, 1992
- Note 5                                                       (49,886)                 (4,938,686)                 (4,988,572)

Net decrease in net assets resulting
from operations - Note 3                                       (15,708)                 (1,555,117)                 (1,570,825)
                                                               -------                  ----------                  ----------

Balance at December 31, 1992                                   194,020                  19,207,606(A)               19,401,626

Net decrease in net assets resulting from
operations - Note 3                                            (10,073)                   (997,191)                 (1,007,264)
                                                               -------                    --------                  ----------

Balance at December 31, 1993                                   183,947                  18,210,415(A)               18,394,362

Net decrease in net assets resulting from
operations - Note 3                                            (38,618)                 (3,823,219)                 (3,861,837)
                                                               -------                  ----------                  ----------

Balance at December 31, 1994                              $    145,329             $    14,387,196(A)         $     14,532,525
                                                          =    =======             =    ==========            =     ==========


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation or depreciation of investments, was $287, $272 and $215 at December 31, 1992, 1993 and 1994, respectively. Such per unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


1.     Organization and Purpose

WestMed Venture Partners, L.P. (the "Partnership") was formed under Delaware law on February 5, 1987. The Partnership operates as a business development company under the Investment Company Act of 1940, as amended. The Partnership is a closed-end investment fund and accordingly its units of limited partnership interest ("Units") are not redeemable. A total of 66,929 Units were sold to limited partners ("Limited Partners" and together with the Managing General Partner (as hereinafter defined), the "Partners") at $500 per Unit.

The  general  partners  of  the  Partnership   include  three  individuals  (the
"Independent General Partners") and the managing general partner, WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Messrs. Sommer and Wachtler are principally responsible for managing the investments of the Partnership.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted for sales restrictions. Factors considered in the determination of an

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $345,495 at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1994, other timing differences totaling $10.1 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1994, the Partnership had a $9.3 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1994, 1993 and 1992, the Partnership incurred venture capital fees of $40,000, $10,000 and $104,000, respectively. Cumulative venture capital fees incurred from inception to December 31, 1994 totaled $1.6 million.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly.

For services rendered to the Partnership, each of the three Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.     Cash Distributions

No cash distributions were paid to Partners in 1994 or 1993. In June 1992, the Partnership made a cash distribution to Limited Partners of record on March 31, 1992, totaling $4.9 million, or approximately $74 per $500 Unit. The Partnership also made a cash distribution to the Managing General Partner of $49,900. Cumulative cash distributions paid to Limited Partners from inception through December 31, 1994 total $5.7 million, or approximately $85 per $500 Unit.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The Independent General Partners

The Independent General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the general partners of business development companies under the 1940 Act. In addition to general fiduciary duties, the Independent General Partners, among other things, supervise the management arrangements of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and the activities of the Managing General Partner. As required by the 1940 Act, a majority of the general partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission issued an exemptive order declaring that Messrs. Elliott, Taylor and White, the Independent General Partners of the Partnership, are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. Such individuals also comprise the Audit Committee of the Partnership.

Presented below is information concerning the Independent General Partners of the Partnership as of March 27, 1995:

Thomas E. White, Age 61, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners 2, L.P. ("WVP2"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 55, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP2, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

Dr. Alan F. Taylor, Age 65, Independent General Partner since 1987
2421 Island Drive
Gainesville, GA  30501
Dr. Taylor is presently Managing Director of Development Southeast, Inc., a management and marketing consulting firm. Dr. Taylor is also an independent general partner of WVP2. Dr. Taylor has thirty years experience in the international pharmaceutical industry. From 1985 to 1988, he was President and Director of CytRx Corporation. From November 1981 until January 1984, he was President and a director of Elan Pharmaceutical Research Corporation and was President of Elan Corporation from January 1984 until January 1985.

The Managing General Partner

The Managing General Partner, subject to the supervision of the Independent General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments. Subject to the supervision of the Independent General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio, including, among other things, to find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests.

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Integrated Resources, Inc. ("MVP"), and (iii) BSW, Inc., a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler ("BSW"). On July 19, 1991, Mr. Balkoski voluntarily resigned from all offices he held with MVH to pursue other interests. Prior to his resignation, Mr. Balkoski shared with Messrs. Sommer and Wachtler the primary responsibility for managing the venture capital investments of the Partnership. Messrs. Sommer and Wachtler currently are officers of MVH.

Presented below, as of March 27, 1995, is information concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Messrs. Sommer, Wachtler and McGrath have been directors and/or officers of MVH since June 1990. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Howard S. Wachtler, Age 46, Executive Vice President and Managing Director
     Mr. Wachtler is a Managing Director of BSW and a member of the Board of Directors of BSW, three portfolio companies of the Partnership and one portfolio company of WVP2. He has been involved in health-care industry management for the past 21 years. From April 1988 to June 1990, he was a general partner of WVP2 and a Managing Director of MVP from April 1987 to June 1990. From November 1982 to October 1986, he was a Director of Business Planning and Development for Pfizer Hospital Products Group
     ("HPG") and as such was responsible for all activities associated with HPG's small acquisition program, licensing and technology program and venture program. In addition, Mr. Wachtler directed business and strategic planning projects for HPG worldwide.

Philippe L. Sommer, Age 43, Executive Vice President and Managing Director
     Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW and one portfolio company of WVP2. He has been involved in health-care industry management for the past 15 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Stephen M. McGrath, Sr., Age 59, Vice President and Director Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH. MVH is owned 100% by OHI.

Opco, a member firm of the New York Stock Exchange, Inc., the National Association of Securities Dealers, Inc. and all principal U.S. securities exchanges, is a diversified investment banking and securities firm, providing a broad range of services to individual, corporate and institutional clients. Opco is registered as a broker-dealer and investment adviser with the Commission, and also is registered as a broker-dealer in all of the states of the United States and with the Securities Association in the United Kingdom and with the Commodity Futures Trading Commission as a futures commission merchant. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account.

The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include investment banking, securities brokerage, securities research, customer financing, securities trading and arbitrage, corporate finance, real estate financing and investment advisory services. Opco's investment banking activities include an active engagement in the health-care area. Opco provides public equity and debt financing to clients in the biotechnology, instrumentation and pharmaceutical products and services sectors in the health-care field. Opco also provides private financing, and merger, acquisition and divestiture assistance to health-care companies. Opco's Health-care Investment Banking Group is supported by Opco's securities research team which reports on public companies in the human health-care sector.

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners.

For a description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner, see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner was allocated $39,000, $10,000 and $16,000 of the Partnership's net decrease in net assets from operations, respectively.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner received management fees of $361,000, $379,000 and $396,000, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner received venture capital fees of $40,000, $10,000 and $104,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 27, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH own as a group ten Units, or less than one-tenth of one percent of the total Units outstanding.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11. Executive Compensation is incorporated herein by reference.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference.

                                    PART IV


Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)           1.  Financial Statements

                  Independent Auditors' Report

                  Balance Sheets as of December 31, 1994 and 1993

                  Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

                  Statements of  Operations  for the years ended  December 31,
                         1994, 1993 and 1992

                  Statements of Cash Flows for the years  ended  December  31,
                         1994, 1993 and 1992

                  Statements of Changes  in  Partners'  Capital  for the years ended December 31, 1992, 1993 and 1994

                  Notes to Financial Statements

              2.  Exhibits - See Exhibit Index page.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

(c)               Exhibits - See Exhibit Index page.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1995.

WESTMED VENTURE PARTNERS, L.P.

By:  WestMed Venture Management, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/     Philippe L. Sommer                                  By:   /s/     Howard S. Wachtler
     Philippe L. Sommer                                                Howard S. Wachtler
     Executive Vice President and Managing Director                    Executive Vice President and Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 27th day of March 1995.

WESTMED VENTURE
MANAGEMENT, L.P.                                     Managing General Partner of WestMed Venture Partners, L.P.

By:  Medical Venture Holdings, Inc.                  General Partner of WestMed Venture Management, L.P.

By:  /s/     Philippe L. Sommer                      Executive Vice President and Managing Director
     Philippe L. Sommer                              (principal executive officer) of Medical Venture Holdings, Inc.


By:  /s/     Howard S. Wachtler                      Executive Vice President and Managing Director
     Howard S. Wachtler                              (principal executive officer) of Medical Venture Holdings, Inc.


By:  /s/     Thomas E. White                         General Partner of WestMed Venture Partners, L.P.
     Thomas E. White


By:  /s/     Robert A. Elliott                       General Partner of WestMed Venture Partners, L.P.
     Robert A. Elliott


By:  /s/     Dr. Alan F. Taylor                      General Partner of WestMed Venture Partners, L.P.
     Dr. Alan F. Taylor

                                 Exhibit Index


Exhibits                                                           Page

         The following are the Exhibits as required by Item 14(c):

3.1      Amended and Restated Certificate of Limited Partnership***

3.2      Amendment to Amended and Restated Certificate of Limited Partnership***

3.3      Partnership Agreement*

3.4      Amendment No. 1 to the Partnership Agreement**

4        Articles Five through Eleven of the Partnership Agreement*

10.1 Management Agreement between the Partnership and the Managing General Partner**

27       Financial Data Schedule

28.1 Custodian Agreement between the Partnership and Investors Fiduciary Trust Company*

-------------------------------

* Filed as an exhibit to the Partnership's Registration Statement on Form N-2 (33-11926), and incorporated herein by reference.

** Filed as an exhibit to the Partnership's Report on Form 8-K dated July 10, 1990 and incorporated herein by reference.

*** Filed as an exhibit to the Partnership's Report on Form 10-K for the year ended December 31, 1990.