Form 10-Q
period 1995-03-31
WESTMED VENTURE PARTNERS LP
filed 1995-05-15
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         WESTMED VENTURE PARTNERS, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments at March 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Portfolio investments, at fair value
    (cost $11,667,193 at March 31, 1995 and
    at December 31, 1994) - Notes 2 and 4                                             $    11,549,541          $     12,012,688
Cash and cash equivalents - Note 2                                                          2,556,078                 2,609,028
Accrued interest receivable and other assets                                                   37,508                    49,016
                                                                                               ------                    ------

TOTAL ASSETS                                                                          $    14,143,127          $     14,670,732
                                                                                      =    ==========          =     ==========




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        40,370          $         38,059
Due to Managing General Partner - Note 4                                                       35,489                    85,148
Due to Independent General Partners - Note 4                                                    3,750                    15,000
                                                                                                -----                    ------
    Total liabilities                                                                          79,609                   138,207
                                                                                               ------                   -------

Partners' Capital:
Managing General Partner                                                                      140,639                   145,329
Limited Partners (66,929 Units)                                                            13,922,879                14,387,196
                                                                                           ----------                ----------
    Total Partners' capital                                                                14,063,518                14,532,525
                                                                                           ----------                ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    14,143,127          $     14,670,732
                                                                                      =    ==========          =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995

Active Portfolio Investments:


                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.*(A)
527,739 shares of Common Stock                                           Jan. 1989           $     1,682,187    $     2,404,511
Warrant to purchase 15,446 shares of Common Stock
    at $7.88 per share, expiring 10/15/98                                                                  0                  0
    -------------------------------------                                                                  -                  -
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             47,428
- ------------------------------                                           ----------                  -------             ------
CliniCom Incorporated(A)
4,908 shares of Common Stock                                             Dec. 1987                   165,934             90,126
- ----------------------------                                             ---------                   -------             ------
Cortex Pharmaceuticals, Inc.(A)(B)
140,833 shares of Common Stock                                           May 1988                    504,038            306,812
75,000 shares of Preferred Stock                                                                      53,030             16,032
Warrants to purchase 6,500 shares of Common Stock
    at $9.19 per share, expiring on 12/31/95                                                               0                  0
                                                                                                           -                  -
                                                                                                     557,068            322,844
                                                                                                     -------            -------
Corvita Corporation*(A)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          1,317,015
Warrant to purchase 36,916 shares of Common Stock
    at $7 per share, expiring 11/1/99                                                                      0                  0
    ---------------------------------                                                                      -                  -
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
- ---------------------------------                                        ---------                   -------            -------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             49,549
- ------------------------------                                           ----------                  -------             ------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
    Nimbus Medical, L.P.
    38,340 units of limited partnership interest                                                      88,868             76,316
                                                                                                      ------             ------
                                                                                                     469,299            268,690
                                                                                                     -------            -------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
- ---------------------------------                                        ---------                 ---------          ---------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194            887,390
- ------------------------------                                           ---------                   -------            -------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995

Active Portfolio Investments:


                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987            $      333,410    $             0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
    at $.05 per share, expiring 2/1/97                                                                     0                  0
Warrants to purchase 46,535 shares of Common Stock
    at $.55 per share, expiring 7/31/95                                                                    0                  0
                                                                                                           -                  -
                                                                                                     500,000            157,500
                                                                                                     -------            -------
UroCor, Inc.*
323,930 shares of Preferred Stock                                        May 1991                    858,623          1,408,623
Warrant to purchase 8,000 shares of Common Stock
    at $1.25 per share, expiring 2/13/01                                                                   0                  0
Warrant to purchase 8,995 shares of Common Stock
    at $4.30 per share, expiring 10/18/98                                                                  0                  0
    -------------------------------------                                                                  -                  -
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,175,757
- -----------------------                                                  ---------                 ---------          ---------

Totals From Active Portfolio Investments                                                      $   11,667,193    $    11,549,541
                                                                                              =   ==========    =    ==========





SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)



                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   16,447,936      $   (9,759,442)   $     6,688,494
                                                                          =   ==========      =   ===========   =     =========

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,115,129      $   (9,877,094)   $    18,238,035
                                                                          =   ==========      =   ===========   =    ==========

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995



(A)  Public company

(B) During March 1995, Cortex Pharmaceuticals, Inc. effected a one-for-five reverse split of its outstanding common stock. As a result, the Partnership exchanged its 704,167 shares of common stock and warrants to purchase 32,500 shares of Cortex common stock at $1.84 per share for 140,833 shares of common stock and warrants to purchase 6,500 shares of common stock at $9.19 per share. Additionally, the expiration date of the warrant was extended from April 30, 1995 to December 31, 1995.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1995.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1995                1994
                                                                                                 ----                ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                                                     $      33,989      $        23,002
    Interest, dividend and other income from portfolio investments                                  55,593               66,196
                                                                                                    ------               ------
    Total                                                                                           89,582               89,198
                                                                                                    ------               ------

    Expenses:
    Management fee - Note 4                                                                         35,489              108,444
    Professional fees                                                                               10,100                2,961
    General and administrative expenses                                                             46,103               10,157
    Independent General Partners' fees - Note 4                                                      3,750                3,750
    Miscellaneous                                                                                        -                1,308
                                                                                                         -                -----
    Total                                                                                           95,442              126,620
                                                                                                    ------              -------

NET INVESTMENT LOSS                                                                                 (5,860)             (37,422)

Net realized loss from portfolio investments                                                             -             (491,902)
                                                                                                         -             --------

NET REALIZED LOSS FROM OPERATIONS                                                                   (5,860)            (529,324)

Net change in unrealized appreciation or depreciation
    of investments                                                                                (463,147)           3,715,395
                                                                                                  --------            ---------

NET INCREASE (DECREASE) IN NET ASSETS
    RESULTING FROM OPERATIONS
    (allocable to Partners) - Note 3                                                         $    (469,007)     $     3,186,071
                                                                                             =    ========      =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1995                1994
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $       (5,860)     $       (37,422)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and other assets                                 11,508               (3,722)
Increase (decrease) in payables                                                                    (58,598)              20,021
                                                                                                   -------               ------
Cash used for operating activities                                                                 (52,950)             (21,123)

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                        -             (267,249)
                                                                                                         -             --------

Decrease in cash and cash equivalents                                                              (52,950)            (288,372)
Cash and cash equivalents at beginning of period                                                 2,609,028            3,063,851
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    2,556,078      $     2,775,479
                                                                                            =    =========      =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1995



                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total
Balance at beginning of period                            $     145,329            $    14,387,196            $     14,532,525

Net decrease in net assets resulting
from operations - Note 3                                         (4,690)                  (464,317)                   (469,007)
                                                                 ------                   --------                    --------

Balance at end of period                                  $     140,639            $    13,922,879(A)         $     14,063,518
                                                          =     =======            =    ==========            =     ==========


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized depreciation of investments, was $208 at March 31, 1995. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $117,652 at March 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1995, other timing differences totaling $10.1 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1995, the Partnership had a $9.2 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred no venture capital fees for the three months ended March 31, 1995. For the three months ended March 31, 1994, the Partnership incurred venture capital fees totaling $15,000. Cumulative venture capital fees incurred from inception to March 31, 1995 totaled $1.6 million.

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

5.     Cash Distributions

No cash distributions were paid to Partners during the three months ended March 31, 1995 and 1994. At March 31, 1995 cumulative cash distributions paid to Partners total $5.71 million; $5.65 million to the Limited Partners, or approximately $85 per unit, and $57,000 to the Managing General Partner.

6.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 1995, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1995, the Partnership had invested an aggregate of $28.1 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million) representing approximately 94% of the original $30 million of net proceeds received from the offering of Units.

At March 31, 1995, the Partnership held $2.6 million of cash and short-term investments: $2 million in short-term securities with maturities of less than one year and $567,000 in an interest-bearing cash account. For the three months ended March 31, 1995, the Partnership earned $34,000 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1995 and 1994, the Partnership had a $6,000 and $529,000 net realized loss from operations, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss. The net realized loss from operations for the 1995 period was comprised solely of net investment loss.

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 1995. For the three months ended March 31, 1994, the Partnership had a $492,000 net realized loss resulting from the sale of 10,000 common shares of CliniCom, Incorporated in the public market for $192,000 during the period.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1995 and 1994 was $6,000 and $37,000, respectively. The decrease in net investment loss for the 1995 period compared to the 1994 period primarily is attributable to a decrease in the management fee for the 1995 period, as discussed below, partially offset by an increase in general and administrative expenses and professional fees for the 1995 period. General and administrative expenses were $46,000 and $10,000 for the three months ended March 31, 1995 and 1994, respectively. This increase primarily was due to an increase in insurance costs for the 1995 period.

The management fee paid to the Managing General Partner, pursuant to a management agreement between the Partnership and the Managing General Partner, was $35,000 and $108,000 for the three months ended March 31, 1995 and 1994, respectively. The management fee for the 1995 period was reduced by $35,000 of director's fees received directly by the Managing General Partner during the 1995 period. The remaining reduction in the management fee incurred during the 1995 period results from the lower net asset value of the Partnership at March 31, 1995 compared to March 31, 1994.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1995, the Partnership had a $463,000 net unrealized loss resulting from the net downward revaluation of its publicly-held portfolio investments, resulting in a reduction to net unrealized appreciation of investments for the 1995 period.

For the three months ended March 31, 1994, the Partnership had a $3.2 million net unrealized gain from its portfolio investments, primarily resulting from the net upward revaluation of its investments in Aprogenex, Inc. and UroCor, Inc. (formerly CytoDiagnostics, Inc.). Additionally, during the 1994 period, $481,000 was transferred from unrealized loss to realized loss related to the sale of 10,000 common shares CliniCom, as discussed above. The $3.2 million net unrealized gain and the $481,000 transfer from unrealized loss to realized loss resulted in a $3.7 million increase to net unrealized appreciation of investments for the 1994 period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At March 31, 1995, the Partnership's net assets were $14.1 million, a decrease of $469,000 from $14.5 million at December 31, 1994. This decrease resulted from the $463,000 decrease in net unrealized appreciation of investments and the $6,000 net realized loss from operations for the three month period.

At March 31, 1994, the Partnership's net assets were $21.6 million, an increase of $3.2 million from $18.4 million at December 31, 1993. This increase resulted from the $3.7 million increase in net unrealized appreciation of investments partially offset by the $529,000 net realized loss from operations for the three month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at March 31, 1995 and December 31, 1994 was $208 and $215, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)           Exhibits

              (27)    Financial Data Schedule.

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



Date:         May 11, 1995