Form 10-Q
period 1995-09-30
WESTMED VENTURE PARTNERS LP
filed 1995-11-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1995


Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3443230
================================================================================
(State of organization)                     (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
================================================================================
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments at September 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS


                                                                                  September 30, 1995          December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Portfolio investments, at fair value
   (cost $11,695,448 at September 30, 1995 and
   $11,667,193 at December 31, 1994) - Notes 2 and 4                                    $     13,950,800       $     12,012,688
Cash and cash equivalents - Note 2                                                             2,438,068              2,609,028
Accrued interest receivable and other assets                                                      54,567                 49,016
                                                                                        ----------------       ----------------

TOTAL ASSETS                                                                            $     16,443,435       $     14,670,732
                                                                                        ================       ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Due to Managing General Partner - Note 4                                                $         81,989       $         38,059
Due to Independent General Partners - Note 4                                                      11,250                 85,148
Accounts payable and accrued expenses                                                             34,475                 15,000
                                                                                        ----------------       ----------------
   Total liabilities                                                                             127,714                138,207
                                                                                        ----------------       ----------------

Partners' Capital:
Managing General Partner                                                                         163,162                145,329
Limited Partners (66,929 Units)                                                               16,152,559             14,387,196
                                                                                        ----------------       ----------------
   Total Partners' capital                                                                    16,315,721             14,532,525
                                                                                        ----------------       ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     16,443,435       $     14,670,732
                                                                                        ================       ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1995


Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)(B)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $     1,483,850
Warrant to purchase 15,446 shares of Common Stock
   at $7.88 per share, expiring 10/15/98                                                                   0                  0
-------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             33,978
-------------------------------------------------------------------------------------------------------------------------------
CliniCom Incorporated(A)(C)
4,908 shares of Common Stock                                             Dec. 1987                   165,934            120,246
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            662,943
75,000 shares of Preferred Stock                                                                      53,030             34,641
Warrants to purchase 6,500 shares of Common Stock
   at $9.19 per share, expiring on 12/31/95                                                                0                  0
                                                                                             ---------------    ---------------
                                                                                                     557,068            697,584
-------------------------------------------------------------------------------------------------------------------------------
Corvita Corporation*(A)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          2,118,007
Warrant to purchase 36,916 shares of Common Stock
   at $7 per share, expiring 11/1/99                                                                       0                  0
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             65,404
-------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                       88,868             76,316
                                                                                             ---------------    ---------------
                                                                                                     469,299            268,690
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          2,736,942
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.(D)
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1995


Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.
368,930 shares of Preferred Stock                                        May 1991            $     1,097,258    $     1,844,650
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             30,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0              6,297
Warrant to purchase 9,000 shares of Common Stock
   at $5 per share, expiring 6/2/00                                                                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            967,544
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $   11,695,448    $    13,950,800
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)


                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   16,658,316      $   (9,693,973)   $     6,964,343
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,353,764      $   (7,438,621)   $    20,915,143
                                                                          =====================================================

(A)  Public company
(B) During the quarter, the Partnership sold 51,000 shares of Aprogenex, Inc. common stock for $275,850, realizing a gain of $65,470.
(C) Subsequent to the end of the quarter, in October 1995, HBO & Co., a public company, acquired CliniCom Incorporated. As a result, the Partnership exchanged its 4,908 shares of CliniCom Incorporated for 1,963 shares of HBO & Co.
(D) On July 31, 1995, the Partnership's warrants to purchase 46,535 shares of common stock of Ultramed, Inc. expired unexercised.
(E) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1995.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                   1995            1994              1995             1994
                                                             --------------   --------------   --------------   ----------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                      $       31,118   $       27,557   $       99,639   $        75,008
   Interest, dividend and other income from
     portfolio investments                                                -            3,978           55,593            71,882
                                                             --------------   --------------   --------------   ---------------
   Total                                                             31,118           31,535          155,232           146,890
                                                             --------------   --------------   --------------   ---------------

   Expenses:
   Management fee - Note 4                                           81,989           88,064          188,300           288,001
   Professional fees                                                 23,325           20,093           44,886            41,619
   Mailing and printing                                               7,998            1,500           27,910             8,579
   Insurance expense                                                 20,545           14,113           69,471            24,056
   Custodial fees                                                       907            2,964            4,283             6,804
   Independent General Partners' fees - Note 4                        3,750            3,750           11,250            11,250
   Miscellaneous                                                         10                -            1,263             1,558
                                                             --------------   --------------   --------------   ---------------
   Total                                                            138,524          130,484          347,363           381,867
                                                             --------------   --------------   --------------   ---------------

NET INVESTMENT LOSS                                                (107,406)         (98,949)        (192,131)         (234,977)

Net realized gain (loss) from portfolio investments                  65,470                -           65,470          (944,232)
                                                             --------------   --------------   --------------   ---------------

NET REALIZED LOSS FROM OPERATIONS                                   (41,936)         (98,949)        (126,661)       (1,179,209)

Net change in unrealized appreciation or
   depreciation of investments                                    1,611,372         (583,443)       1,909,857           309,587
                                                             --------------   --------------   --------------   ---------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                          $    1,569,436   $     (682,392)  $    1,783,196   $      (869,622)
                                                             ==============   ==============   ==============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,


                                                                                                  1995               1994
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (192,131)   $      (234,977)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase in accrued interest receivable and other assets                                              (5,551)           (68,682)
Decrease in payables                                                                                 (10,493)           (36,493)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (208,175)          (340,152)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                      275,850            421,875
Cost of portfolio investments purchased                                                             (238,635)          (480,845)
                                                                                              --------------    ---------------
Cash provided from (used for) investing activities                                                    37,215            (58,970)
                                                                                              --------------    ---------------

Decrease in cash and cash equivalents                                                               (170,960)          (399,122)
Cash and cash equivalents at beginning of period                                                   2,609,028          3,063,851
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    2,438,068    $     2,664,729
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1995


                                                             Managing
                                                              General                    Limited
                                                              Partner                   Partners                     Total
Balance at beginning of period                             $    145,329             $    14,387,196            $     14,532,525

Net increase in net assets resulting
from operations - Note 3                                         17,833                   1,765,363                   1,783,196
                                                           ------------             ---------------            ----------------

Balance at end of period                                   $    163,162             $    16,152,559(A)         $     16,315,721
                                                           ============             ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $241 at September 30, 1995. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2,255,352 at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1995, other timing differences totaling $10.1 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1995, the Partnership had a $9.1 million net realized loss from its venture capital investments which includes interest and other income from portfolio investments of $550,325.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees are recorded as a cost of acquiring the portfolio investments. The Partnership incurred venture capital fees of $14,000 and $27,000 for the nine months ended September 30, 1995 and 1994, respectively. Cumulative venture capital fees incurred from inception to September 30, 1995 totaled $1.6 million.

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

5.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the three months ended September 30, 1995, the Partnership made no follow-on investments. At September 30, 1995, the Partnership had invested an aggregate of $28.4 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million) representing approximately 95% of the original $30 million of net proceeds received from the offering of Units.

At September 30, 1995, the Partnership held $2.4 million of cash and short-term investments: $2 million in short-term securities with maturities of less than one year and $443,000 in an interest-bearing cash account. For the three and nine months ended September 30, 1995, the Partnership earned $31,000 and $100,000 of interest from such investments, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest and dividend income and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1995, the Partnership had a $42,000 and $127,000 net realized loss from operations, respectively. For the three and nine months ended September 30, 1994, the Partnership had a $99,000 and $1.2 million net realized loss from operations, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from its portfolio investments of $65,000. During July and August of 1995, the Partnership sold 51,000 shares of Aprogenex common shares in the public market for $276,000, realizing a gain of $65,000. The Partnership had no realized gain or loss from its portfolio investments for the three months ended September 30, 1994. For the nine months ended September 30, 1994, the Partnership had a net realized loss from its portfolio investments of $944,000. During March and April 1994, the Partnership sold 20,000 common shares of CliniCom Incorporated in the public market for $422,000, realizing a loss of $944,000.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1995 and 1994 was $107,000 and $99,000, respectively. The increase in net investment loss for the three month period ended September 30, 1995 compared to the same period in 1994 was due to an $8,000 increase in operating expenses, primarily due to an increase in insurance expense for the 1995 period. Net investment loss for the nine months ended September 30, 1995 and 1994 was $192,000 and $235,000, respectively. The decline in net investment loss for the 1995 periods compared to the 1994 periods primarily is attributable to a decrease in the management fee for the 1995 periods, as discussed below, partially offset by an increase in insurance expense for the 1995 periods. The increase in insurance expense for the 1995 periods resulted from directors and officers liability insurance coverage initiated in August 1994.

The management fee paid to the Managing General Partner, pursuant to a management agreement between the Partnership and the Managing General Partner, was $82,000 and $88,000 for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the management fee was $188,000 and $288,000, respectively. The management fee for the nine months ended September 30, 1995 was reduced by $38,000 relating to director's fees received by the Managing General Partner. The remaining reduction in the management fee incurred during the 1995 periods resulted from the Partnership's lower net asset value at September 30, 1995, June 30, 1995 and March 31, 1995 as compared to the same periods in 1994.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1995, the Partnership had a $1,918,000 net unrealized gain resulting from the net upward revaluation of its portfolio investments, primarily due to the increased market values of its publicly traded securities. Additionally, during the nine months ended September 30, 1995, $8,000 was transferred from unrealized gain to realized gain in connection with the sale of Aprogenex common shares during the three months ended September 30, 1995, as discussed above. The $1,918,000 unrealized gain from the revaluation of portfolio investments offset by the $8,000 transfer from unrealized gain to realized gain resulted in a $1,910,000 increase to net unrealized appreciation for the nine month period.

For the nine months ended September 30, 1994, the Partnership had a $627,000 net unrealized loss resulting from the net downward revaluation of its portfolio investments. Additionally, during the nine month period, $936,000 was transferred from unrealized loss to realized loss relating to the 20,000 shares of CliniCom sold during the period, as discussed above. The $936,000 transfer to realized loss partially offset by the additional $626,000 unrealized loss resulted in a $310,000 increase to net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At September 30, 1995, the Partnership's net assets were $16.3 million, an increase of $1.8 million from $14.5 million at December 31, 1994. This increase was comprised of the $1.9 million increase in net unrealized appreciation of investments partially offset by the $127,000 net realized loss from operations for the nine month period.

At September 30, 1994, the Partnership's net assets were $17.5 million, a decrease of $870,000 from $18.4 million at December 31, 1993. This decrease resulted from the $1.2 million net realized loss from operations for the period partially offset by the $310,000 increase in net unrealized appreciation of investments for the nine month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at September 30, 1995 and December 31, 1994 was $241 and $215, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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



Date:         November 14, 1995