Form 10-K
period 1995-12-31
WESTMED VENTURE PARTNERS LP
filed 1996-03-27
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3443230
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                         10281
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
           None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 26, 1996, 66,919 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     PART I

Item 1.       Business.

Formation

WestMed Venture Partners, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized in February 1987. In May 1987, the Partnership elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Partnership's investment objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health-care industry. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

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

The Venture Capital Investments

From its inception through December 31, 1995, the Partnership had invested $28.4 million in 23 portfolio companies (including venture capital fees and other acquisition costs totaling $1.9 million). At December 31, 1995, the Partnership's investment portfolio consisted of investments in 13 companies.
Such investments had an aggregate cost of $11.7 million and a fair value of $13.7 million. From its inception through December 31, 1995, the Partnership had liquidated 10 portfolio investments with a cost of $16.7 million. These liquidated investments returned $7 million to the Partnership for a net realized loss of $9.7 million. At December 31, 1995, the Partnership had a cumulative net loss from its venture capital investments totaling $9.2 million, including $492,000 of interest and other income from portfolio investments. During 1995, the Partnership invested $292,000 in two existing portfolio companies. These investments and other events affecting the Partnership's portfolio security holdings during 1995 are listed below.

During March 1995, Cortex Pharmaceuticals, Inc. effected a one-for-five reverse split of its outstanding common stock. As a result, the Partnership exchanged its 704,167 shares of common stock and warrants to purchase 32,500 shares of Cortex common stock at $1.84 per share for 140,833 shares of common stock and warrants to purchase 6,500 shares of common stock at $9.19 per share. In December 1995, such warrants expired unexercised.

In June 1995, the Partnership made a follow-on investment totaling $238,635 in UroCor, Inc., acquiring 45,000 shares of preferred stock and a warrant to purchase 9,000 shares of common stock at $5.00 per share. The Partnership paid a $13,635 venture capital fee relating to this investment.

In May 1995, the Partnership's warrant to purchase 15,446 shares of Aprogenex, Inc. common stock was increased to 16,458 and the exercise price was reduced to $7.39 as a result of an anti-dilutive provision in the warrant agreement. In July and August 1995, the Partnership sold 51,000 shares of Aprogenex, Inc. common stock for $276,000, realizing a gain of $65,000.

On July 31, 1995, the Partnership's warrants to purchase 46,535 shares of common stock of Ultramed, Inc. expired unexercised.

In  October  1995,  HBO  &  Company,   a  public  company,   acquired   CliniCom
Incorporated.   The   Partnership   exchanged   its  4,908  shares  of  CliniCom
Incorporated for 1,963 shares of HBO & Company.

In November 1995, the Partnership made a $53,030 follow-on investment in Exocell, Inc., including $3,030 of venture capital fees paid to the Managing General Partner, to acquire a $50,000 non-interest-bearing convertible note due March 31, 1997.

During 1995, the Partnership received a $55,593 cash distribution from Nimbus Medical, L.P. and reversed $2,351 of interest income recorded in 1994.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. The number of individual holders of Units at December 31, 1995 was approximately 6,500.

There were no cash distributions to Partners during the years ended December 31, 1995, 1994 or 1993. Cumulative cash distributions to Partners from inception to December 31, 1995, total $5.7 million; $5.65 million to the Limited Partners, or approximately $85 per Unit, and $57,000 to the Managing General Partner.

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1995           1994            1993           1992           1991
                                                       -----------     -----------    -----------    -----------    --------
Net assets                                             $    15,855     $    14,533    $    18,394    $    19,402    $    25,961

Net investment loss                                           (375)           (421)          (540)          (479)          (253)

Net realized gain (loss) from investments                       65          (2,823)        (4,043)         2,313         (4,377)

Net unrealized appreciation (depreciation)
of investments                                               1,978             345            964         (2,612)           793

Cost of portfolio investments purchased                        292             693            177          1,791            948

Cumulative cost of portfolio investments                    28,407          28,115         27,422         27,245         25,454

Cash distributions to Partners                                   -               -              -          4,989              -

Cumulative cash distributions to Partners                    5,711           5,711          5,711          5,711            723

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
appreciation (depreciation) of investments                  $  235         $   215        $   272         $  287        $   384

Net investment loss                                             (6)             (6)            (8)            (7)            (4)

Net realized gain (loss) on investments                          1             (42)           (60)            34            (65)

Net unrealized appreciation (depreciation)
of investments                                                  29               5             14            (39)           (12)

Cash distributions                                               -               -              -             74              -

Cumulative cash distributions                                   85              85             85             85             11

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the year ended December 31, 1995, the Partnership invested $292,000 (including venture capital fees totaling $17,000) in two existing portfolio companies. At December 31, 1995, the Partnership had invested an aggregate of $28.4 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million). The Partnership has invested approximately 95% of its original $30 million of net proceeds received from the offering of Units.

At December 31, 1995, the Partnership held $2.3 million in cash and short-term investments as follows: $1.8 million in short-term securities with maturities of less than three months and $512,000 in an interest-bearing cash account. For the years ended December 31, 1995, 1994 and 1993, the Partnership earned interest from such investments totaling $129,000, $105,000 and $96,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest earned from the short-term investment portfolio and proceeds from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1995, 1994 and 1993, the Partnership had a net realized loss from operations of $309,000, $3.2 million and $4.6 million, respectively. Net realized gain or loss from operations is comprised of (i) net realized gains or losses from portfolio investments and (ii) net investment income or loss (interest and dividends less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1995, the Partnership had a net realized gain from portfolio investments of $65,000 resulting from the sale of 51,000 common shares of Aprogenex, Inc. in the public market for $276,000.

For the year ended December 31, 1994, the Partnership had a net realized loss of $2.8 million from its portfolio investments. During March and April 1994, the Partnership sold 20,000 common shares of CliniCom Incorporated in the public market for $422,000, realizing a loss of $944,000. Additionally at December 31, 1994, the Partnership wrote-off $166,000 of cost relating to its remaining 4,908 shares of common stock of CliniCom due to the continued depressed public market price of such shares. Also, in December 1994, the Partnership wrote-off its $323,000 investment in Vaso Products Inc., $576,000 of its $826,000 investment in Bellara Medical Products Inc. and $801,000 of its $1.3 million investment in Ultramed, Inc. due to continued business and financial difficulties at these companies.

For the year ended December 31, 1993, the Partnership had a $4 million realized loss from portfolio investments. In March 1993, the Partnership sold 40,000 common shares of Somatogen, Inc. in the public market for $440,000, realizing a gain of $319,000. On December 31, 1993, the Partnership wrote-off its investments in LMA, Ltd., Oncodiagnostics, Inc. and Advanced Medical Technologies totaling $4.3 million due to business and financial difficulties at these companies.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1995, 1994 and 1993 was $375,000, $421,000 and $540,000,
respectively. The decrease in net investment loss for 1995 compared to 1994 primarily is attributable to the $41,000 increase in investment income for 1995. This increase reflects a $24,000 increase in interest from short-term investments for 1995 compared to 1994, due to higher short-term interest rates during the 1995 period. Additionally, accrued portfolio interest of $2,400 and $19,000 was reversed in 1995 and 1994, respectively, resulting in an additional $17,000 increase in investment income for 1995 compared to 1994. Operating expenses remained relatively flat, decreasing only $5,000 from 1995 to 1994. Management fees and professional fees decreased by $76,000 while general and administrative and other expenses increased by $71,000 for the 1995 period. The increase in general and administrative expense resulted from directors and officers liability insurance coverage initiated in August 1994.

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

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1995, 1994 and 1993, the management fee was $268,000, $361,000 and $379,000, respectively. The decrease in the management fee for each year is a result of a decline in the Partnership's net assets for the respective years. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $1.6 million unrealized gain from the net upward revaluation of its publicly-held portfolio investments, primarily Somatogen, Inc. and Corvita Corporation.

For the year ended December 31, 1994, the Partnership had a $3.5 million net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of its publicly-held portfolio investments. Additionally during 1994, $2.9 million was transferred from unrealized loss to realized loss relating to the write-off of certain portfolio investments, as discussed above. The $3.5 million unrealized loss partially offset by the $2.9 million transfer from unrealized loss to realized loss resulted in a $618,000 decrease to net unrealized appreciation of investments for 1994.

For the year ended December 31, 1993, the Partnership had a $276,000 net unrealized loss from its portfolio investments, primarily related to the net downward revaluation of its publicly-held portfolio investments. Additionally during 1993, the Partnership transferred a net $3.9 million from unrealized loss to realized loss related to the sale and the write-off of certain portfolio investments, as discussed above. The $3.9 million transfer to realized loss partially offset by the additional $276,000 net unrealized loss resulted in a $3.6 million increase to net unrealized appreciation of investments for 1993.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At December 31, 1995 the Partnership's net assets were $15.8 million, reflecting an increase of $1.3 million from $14.5 million at December 31, 1994. This increase resulted from the $1.6 million increase in net unrealized appreciation of investments offset by the $309,000 net realized loss from operations for 1995.

At December 31, 1994, the Partnership's net assets were $14.5 million, reflecting a decrease of $3.9 million from $18.4 million at December 31, 1993. This decrease resulted from the $3.2 million net realized loss from operations and the $618,000 decrease in net unrealized appreciation of investments for 1994.

At December 31, 1993, the Partnership's net assets were $18.4 million, reflecting a decrease of $1 million from $19.4 million at December 31, 1992. This decrease resulted from the $4.6 million net realized loss from operations partially offset by the $3.6 million increase in net unrealized appreciation of investments for 1993.

At December 31, 1995, 1994 and 1993, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of investments, was $235, $215 and $272, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                         WESTMED VENTURE PARTNERS, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1995 and 1994 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners, L.P. at December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $11,079,422 and $11,953,915 at December 31, 1995 and 1994, respectively, representing 70% and 82% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 17, 1996

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS
December 31,


                                                                                                1995                1994
                                                                                          ----------------    ----------
ASSETS

Portfolio investments, at fair value
   (cost $11,690,534 at December 31, 1995 and
   $11,667,193 at December 31, 1994) - Notes 2 and 4                                      $     13,668,256     $     12,012,688
Cash and cash equivalents - Note 2                                                               2,310,697            2,609,028
Accrued interest receivable and other assets                                                        39,088               49,016
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     16,018,041     $     14,670,732
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         64,979     $         38,059
Due to Managing General Partner - Note 4                                                            82,705               85,148
Due to Independent General Partners - Note 4                                                        15,000               15,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                               162,684              138,207
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           158,557              145,329
Limited Partners (66,929 Units)                                                                 15,696,800           14,387,196
                                                                                          ----------------     ----------------
   Total Partners' capital                                                                      15,855,357           14,532,525
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     16,018,041     $     14,670,732
                                                                                          ================     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)(B)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       625,719
Warrant to purchase 16,458 shares of Common Stock
   at $7.39 per share, expiring 10/15/98                                                                   0                  0
-------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             36,810
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)(C)
140,833 shares of Common Stock                                           May 1988                    504,038            532,700
75,000 shares of Preferred Stock                                                                      53,030             27,835
                                                                                             ---------------    ---------------
                                                                                                     557,068            560,535
-------------------------------------------------------------------------------------------------------------------------------
Corvita Corporation*(A)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          3,204,002
Warrant to purchase 36,916 shares of Common Stock
   at $7 per share, expiring 11/1/99                                                                       0                  0
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*(D)
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            767,296
-------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)(E)
1,963 shares of Common Stock                                             Dec. 1987                   165,934            149,727
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             95,854
-------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.(F)
   38,340 units of limited partnership interest                                                       30,924             76,316
                                                                                             ---------------    ---------------
                                                                                                     411,355            268,690
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          2,439,107
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.(G)
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.(H)
368,930 shares of Preferred Stock                                        May 1991            $     1,097,258    $     1,844,650
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             30,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0              6,297
Warrant to purchase 9,000 shares of Common Stock
   at $5 per share, expiring 6/2/00                                                                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            776,227
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $   11,690,534    $    13,668,256
                                                                                              =================================



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(I)


                                                                                    Cost        Realized Loss            Return
Totals From Liquidated Portfolio Investments                              $   16,716,260      $   (9,693,973)   $     7,022,287
                                                                          =====================================================


                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,406,794      $   (7,716,251)   $    20,690,543
                                                                          =====================================================


(A)  Public company

(B) In May 1995, the Partnership's warrant to purchase 15,446 shares of Aprogenex, Inc. common stock was increased to 16,458 and the exercise price was reduced to $7.39 as a result of an anti-dilutive provision in the warrant agreement. In July and August 1995, the Partnership sold 51,000 shares of Aprogenex, Inc. common stock for $276,000, realizing a gain of $65,000.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995



(C) During March 1995, Cortex Pharmaceuticals, Inc. effected a one-for-five reverse split of its outstanding common stock. As a result, the Partnership exchanged its 704,167 shares of common stock and warrants to purchase 32,500 shares of Cortex common stock at $1.84 per share for 140,833 shares of common stock and warrants to purchase 6,500 shares of common stock at $9.19 per share. In December 1995, the warrants expired unexercised.

(D) In November 1995, the Partnership made a $53,030 follow-on investment in Exocell, Inc., including $3,030 of venture capital fees paid to the Managing General Partner, to acquire a 50,000 non-interest bearing convertible note due March 31, 1997.

(E)  In  October  1995,  HBO &  Company,  a public  company,  acquired  CliniCom
     Incorporated. The Partnership exchanged its 4,908 shares of CliniCom Incorporated for 1,963 shares of HBO & Company.

(F) During 1995, the Partnership received a $55,593 cash distribution from Nimbus Medical, L.P. and reversed $2,351 of interest income recorded in 1994.

(G) On July 31, 1995, the Partnership's warrants to purchase 46,535 shares of common stock of Ultramed, Inc. expired unexercised.

(H) In June 1995, the Partnership made a follow-on investment totaling $238,635 in UroCor, Inc., acquiring 45,000 shares of preferred stock and a warrant to purchase 9,000 shares of common stock at $5.00 per share. The Partnership paid a $13,635 venture capital fee relating to this investment.

(I)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1995.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.*(A)
527,739 shares of Common Stock                                           Jan. 1989           $     1,682,187    $     2,849,791
Warrant to purchase 15,446 shares of Common Stock
   at $7.88 per share, expiring 10/15/98                                                                   0                  0
-------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             40,704
-------------------------------------------------------------------------------------------------------------------------------
CliniCom Incorporated(A)
4,908 shares of Common Stock                                             Dec. 1987                   165,934             58,773
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
704,167 shares of Common Stock                                           May 1988                    504,038            347,753
75,000 shares of Preferred Stock                                                                      53,030             18,171
Warrants to purchase 32,500 shares of Common Stock
   at $1.84 per share, expiring on 4/30/95                                                                 0                  0
                                                                                             ---------------    ---------------
                                                                                                     557,068            365,924
-------------------------------------------------------------------------------------------------------------------------------
Corvita Corporation*(A)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          1,340,121
Warrant to purchase 36,916 shares of Common Stock
   at $7 per share, expiring 11/1/99                                                                       0                  0
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             37,477
-------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                       88,868             76,316
                                                                                             ---------------    ---------------
                                                                                                     469,299            268,690
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194            740,824
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987            $      333,410    $             0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
Warrants to purchase 46,535 shares of Common Stock
   at $.55 per share, expiring 7/31/95                                                                     0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.*
323,930 shares of Preferred Stock                                        May 1991                    858,623          1,408,623
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0                  0
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0                  0
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,324,153
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $   11,667,193    $    12,012,688
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)


                                                                                    Cost        Realized Loss            Return
Totals From Liquidated Portfolio Investments                              $   16,447,936      $   (9,759,442)   $     6,688,494
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,115,129      $   (9,413,947)   $    18,701,182
                                                                          =====================================================

(A)  Public company
(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.
* May be deemed an affiliated person of the Partnership as is defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1995             1994               1993
                                                                           --------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                    $      128,996     $      104,856    $        95,611
   Interest and dividend income from portfolio
      investments - net                                                            (2,351)           (19,032)           (10,508)
                                                                           --------------     --------------    ---------------
   Total                                                                          126,645             85,824             85,103
                                                                           --------------     --------------    ---------------

   Expenses:
   Management fee - Note 4                                                        267,975            361,029            379,383
   Professional fees                                                               63,665             47,170            118,184
   General and administrative expenses                                            154,870             83,742            112,546
   Independent General Partners' fees - Note 4                                     15,000             15,000             15,000
                                                                           --------------     --------------    ---------------
   Total                                                                          501,510            506,941            625,113
                                                                           --------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (374,865)          (421,117)          (540,010)

Net realized gain (loss) from investments                                          65,470         (2,822,688)        (4,043,045)
                                                                           --------------     --------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                                (309,395)        (3,243,805)        (4,583,055)

Net change in unrealized appreciation or depreciation
   of investments                                                               1,632,227           (618,032)         3,575,791
                                                                           --------------     --------------    ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                                        $    1,322,832     $   (3,861,837)   $    (1,007,264)
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1995                1994            1993
                                                                            -------------      --------------   ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $     (374,865)    $     (421,117)  $      (540,010)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and
   other assets                                                                      9,928             (6,653)           34,945
Increase (decrease) in payables                                                     24,477            (19,407)          (67,207)
                                                                            --------------     --------------   ---------------
Cash used for operating activities                                                (340,460)          (447,177)         (572,272)
                                                                            --------------     --------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                           (291,665)          (692,965)         (177,244)
Proceeds from the sale of portfolio investments                                    275,850            421,875           443,816
Cash distribution from investment in Limited Partnership                            57,944             62,052                 -
Repayment of notes due from portfolio companies                                          -            201,392           165,632
                                                                            --------------     --------------   ---------------
Cash provided from (used for) investing activities                                  42,129             (7,646)          432,204
                                                                            --------------     --------------   ---------------

Decrease in cash and cash equivalents                                             (298,331)          (454,823)         (140,068)
Cash and cash equivalents at beginning of period                                 2,609,028          3,063,851         3,203,919
                                                                            --------------     --------------   ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $    2,310,697     $    2,609,028   $     3,063,851
                                                                            ==============     ==============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1993, 1994 and 1995


                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total
Balance at December 31, 1992                              $    194,020             $    19,207,606            $     19,401,626

Net decrease in net assets resulting from
operations - Note 3                                            (10,073)                   (997,191)                 (1,007,264)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1993                                   183,947                  18,210,415(A)               18,394,362

Net decrease in net assets resulting from
operations - Note 3                                            (38,618)                 (3,823,219)                 (3,861,837)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1994                                   145,329                  14,387,196(A)               14,532,525

Net increase in net assets resulting
from operations - Note 3                                        13,228                   1,309,604                   1,322,832
                                                          ------------             ---------------            ----------------

Balance at December 31, 1995                              $    158,557             $    15,696,800(A)         $     15,855,357
                                                          ============             ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation or depreciation of investments, was $235, $215 and $272 at December 31, 1995, 1994 and 1993, respectively. Such per unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded on the date which the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considers its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1995, other timing differences totaling $7.9 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1995, the Partnership had a $9.2 million net loss from its venture capital investments including cumulative interest and other income from portfolio investments totaling $492,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1995, 1994 and 1993, the Partnership incurred venture capital fees of $17,000, $40,000 and $10,000, respectively. Cumulative venture capital fees incurred from inception to December 31, 1995 totaled $1.6 million.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly.

For services rendered to the Partnership, each of the three Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


5.     Cash Distributions

No cash distributions were paid to Partners in 1995, 1994 or 1993. Cumulative cash distributions paid to Limited Partners from inception through December 31, 1995 total $5.7 million, or approximately $85 per $500 Unit.

6.       Classification of Investments

As of December 31, 1995, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
-------------------                                  ----------------           ---------------            ----------------
Common Stock                                         $      7,890,621           $     8,088,817               51.02%
Preferred Stock                                             3,549,369                 5,292,593               33.38%
Debt Securities                                               219,620                   210,530                1.33%
Limited Partnerships                                           30,924                    76,316                 .48%
                                                     ----------------           ---------------              -------
                                                     $     11,690,534           $    13,668,256               86.21%
                                                     ================           ===============                =====

Country/Geographic Region
United States                                        $      9,825,571           $    12,855,219               81.08%
United Kingdom                                              1,614,963                   776,227                4.90%
Australia                                                     250,000                    36,810                 .23%
                                                     ----------------           ---------------              -------
                                                     $     11,690,534           $    13,668,256               86.21%
                                                     ================           ===============                =====

Industry
Biotechnology                                        $     11,690,534           $    13,668,256               86.21%
                                                     ================           ===============                =====

* Percentage of net assets is based on fair value.

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

Presented below is information concerning the Independent General Partners of the Partnership as of March 26, 1996:

Thomas E. White, Age 62, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners 2, L.P. ("WVP2"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 56, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP2, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

Dr. Alan F. Taylor, Age 66, Independent General Partner since 1987
2421 Island Drive
Gainesville, GA  30501
Dr. Taylor is presently Managing Director of Development Southeast, Inc., a management and marketing consulting firm. Dr. Taylor is also an independent general partner of WVP2. Dr. Taylor has over thirty years experience in the international pharmaceutical industry. From 1985 to 1988, he was President and Director of CytRx Corporation. From November 1981 until January 1984, he was President and a director of Elan Pharmaceutical Research Corporation and was President of Elan Corporation from January 1984 until January 1985.

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc., a Delaware corporation ("MVP"), and
(iii) BSW, Inc., a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler ("BSW"). On July 19, 1991, Mr. Balkoski voluntarily resigned from all offices he held with MVH to pursue other interests. Prior to his resignation, Mr. Balkoski shared with Messrs. Sommer and Wachtler the primary responsibility for managing the venture capital investments of the Partnership. Messrs. Sommer and Wachtler currently are officers of MVH.

Presented below, as of March 26, 1996, is information concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Messrs. Sommer, Wachtler and McGrath have been directors and/or officers of MVH since June 1990. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Howard S. Wachtler, Age 47, Executive Vice President and Managing Director
     Mr. Wachtler is a Managing Director of BSW and a member of the Board of Directors of BSW and three portfolio companies of the Partnership. He has been involved in health-care industry management for the past 22 years. From April 1988 to June 1990, he was a general partner of WVP2 and a Managing Director of MVP from April 1987 to June 1990. From November 1982 to October 1986, he was a Director of Business Planning and Development for Pfizer Hospital Products Group ("HPG") and as such was responsible for all activities associated with HPG's small acquisition program, licensing and technology program and venture program. In addition, Mr. Wachtler directed business and strategic planning projects for HPG worldwide.

Philippe L. Sommer, Age 44, Executive Vice President and Managing Director
     Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW and one portfolio company of WVP2. He has been involved in health-care industry management for the past 15 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Stephen M. McGrath, Sr., Age 60, Vice President and Director
     Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

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

For the year ended December 31, 1995, the Managing General Partner was allocated $13,000 of the Partnership's net increase in net assets from operations. For the years ended December 31, 1994 and 1993, the Managing General Partner was allocated $39,000 and $10,000 of the Partnership's net decrease in net assets from operations, respectively.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner received management fees of $268,000, $361,000 and $379,000 respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner received venture capital fees of $17,000, $40,000 and $10,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 26, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH own as a group ten Units, or less than one-tenth of one percent of the total Units outstanding.

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

              Independent Auditors' Report

              Balance Sheets as of December 31, 1995 and 1994

              Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

              Statements of Operations for the years ended December 31, 1995, 1994 and 1993

              Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

              Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and  1995

              Notes to Financial Statements

       2.     Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1996.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 26th day of March 1996.

WESTMED VENTURE
MANAGEMENT, L.P.                                 Managing General Partner of WestMed Venture Partners, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed Venture Management, L.P.

By:  /s/ Philippe L. Sommer                      Executive Vice President and Managing Director (principal executive,
     Philippe L. Sommer                          financial and accounting officer) of Medical Venture Holdings, Inc.


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