Form 10-Q
period 1996-03-31
WESTMED VENTURE PARTNERS LP
filed 1996-05-15
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1996


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments at March 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Portfolio investments, at fair value
   (cost $11,660,245 at March 31, 1996 and $11,690,534
   at December 31, 1995) - Notes 2 and 4                                              $    13,497,785          $     13,668,256
Cash and cash equivalents - Note 2                                                          2,239,950                 2,310,697
Accrued interest receivable and other assets                                                   29,787                    39,088
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    15,767,522          $     16,018,041
                                                                                      ===============          ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        83,243          $         64,979
Due to Managing General Partner - Note 4                                                       78,403                    82,705
Due to Independent General Partners - Note 4                                                    3,750                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          165,396                   162,684
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                      156,025                   158,557
Limited Partners (66,929 Units)                                                            15,446,101                15,696,800
                                                                                      ---------------          ----------------
   Total Partners' capital                                                                 15,602,126                15,855,357
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    15,767,522          $     16,018,041
                                                                                      ===============          ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       536,331
Warrant to purchase 16,458 shares of Common Stock
   at $7.39 per share, expiring 10/15/98                                                                   0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             38,764
- -------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            688,321
75,000 shares of Preferred Stock                                                                      53,030             35,967
                                                                                             ---------------    ---------------
                                                                                                     557,068            724,288
- -------------------------------------------------------------------------------------------------------------------------------
Corvita Corporation*(A)(B)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          2,695,645
Warrant to purchase 36,916 shares of Common Stock
   at $7 per share, expiring 11/1/99                                                                       0             16,151
- -------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            767,296
- -------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)
1,963 shares of Common Stock                                             Dec. 1987                   165,934            185,012
- -------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457            101,439
- -------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.(C)
   38,340 units of limited partnership interest                                                          635             30,289
                                                                                             ---------------    ---------------
                                                                                                     381,066            222,663
- -------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
- -------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          2,210,245
- -------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
- -------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.
368,930 shares of Preferred Stock                                        May 1991            $     1,097,258    $     1,844,650
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             30,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0              6,297
Warrant to purchase 9,000 shares of Common Stock
   at $5 per share, expiring 6/2/00                                                                        0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,255,662
- -------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $   11,660,245    $    13,497,785
                                                                                              =================================



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)

                                                                                    Cost        Realized Loss            Return
Totals From Liquidated Portfolio Investments                              $   16,746,549      $   (9,693,973)   $     7,052,576
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,406,794      $   (7,856,433)   $    20,550,361
                                                                          =====================================================

(A)  Public company
(B) On April 11, 1996, Corvita Corporation entered into a definitive merger agreement with a wholly-owned subsidiary of Pfizer Inc. Pursuant to the agreement, a cash tender offer was made for all of the outstanding common shares of Corvita Corporation at a price of $10.25 per share. Completion of the transaction, which is subject to the tender of a majority of the shares of Corvita, is expected in May 1996, at which time the Partnership would receive $4.33 million for its Corvita holdings.
(C) In February 1996, the Partnership received a $30,289 cash distribution from Nimbus Medical, L.P.
(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1996.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1996                1995
                                                                                             -------------      ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $      26,449      $        33,989
   Interest, dividend and other income from portfolio investments                                       79               55,593
                                                                                             -------------      ---------------
   Total                                                                                            26,528               89,582
                                                                                             -------------      ---------------

   Expenses:
   Management fee - Note 4                                                                          78,403               35,489
   Professional fees                                                                                22,983               14,600
   Insurance expense                                                                                21,266               25,833
   Mailing and printing                                                                              9,746               13,544
   Independent General Partners' fees - Note 4                                                       3,750                3,750
   Custodial fees                                                                                    1,427                1,776
   Miscellaneous                                                                                     2,002                  450
                                                                                             -------------      ---------------
   Total                                                                                           139,577               95,442
                                                                                             -------------      ---------------

NET INVESTMENT LOSS                                                                               (113,049)              (5,860)

Net change in unrealized appreciation or depreciation
   of investments                                                                                 (140,182)            (463,147)
                                                                                             -------------      ---------------

NET DECREASE IN NET ASSETS RESULTING FROM
   OPERATIONS (allocable to Partners) - Note 3                                               $    (253,231)     $      (469,007)
                                                                                             =============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1996                1995
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                         $     (113,049)     $        (5,860)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                             9,301               11,508
Increase (decrease) in payables                                                                      2,712              (58,598)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                (101,036)             (52,950)

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cash distribution from Nimbus Medical, L.P.                                                         30,289                    -
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                              (70,747)             (52,950)
Cash and cash equivalents at beginning of period                                                 2,310,697            2,609,028
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    2,239,950      $     2,556,078
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total
Balance at beginning of period                            $     158,557            $    15,696,800            $     15,855,357

Net decrease in net assets resulting
from operations - Note 3                                         (2,532)                  (250,699)                   (253,231)
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     156,025            $    15,446,101(A)         $     15,602,126
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $231 at March 31, 1996. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Opco, a member firm of the New York Stock Exchange, the National Association of Securities Dealers, Inc., and all principal United States securities exchanges, is a diversified investment banking and securities firm and registered investment advisor, providing a broad range of services to individual, corporate, and institutional clients. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account. The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include securities brokerage, securities research, customer financing, securities trading, corporate finance, mergers and acquisitions, underwriting and investment advisory services.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions. Factors considered in the determination of an appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $1.8 million at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1996, other timing differences totaling $7.9 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1996, the Partnership had a $9.2 million net loss from its venture capital investments including cumulative interest and other income from portfolio investments totaling $492,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. No venture capital fees were incurred during the three months ended March 31, 1996. Cumulative venture capital fees incurred from inception to March 31, 1996 totaled $1.6 million.

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

5.     Cash Distributions

No cash distributions were paid to Partners during the three months ended March 31, 1996. Cumulative cash distributions paid to Partners from inception through March 31, 1996 total $5.71 million; $5.65 million, or approximately $85 per $500 Unit, to the Limited Partners, and $57,000 to the Managing General Partner.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Classification of Investments

As of March 31, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
- -------------------                                  ----------------           ---------------            ----------------
Common Stock                                         $      7,890,621           $     7,956,241               50.99%
Preferred Stock                                             3,549,369                 5,300,725               33.97%
Debt Securities                                               219,620                   210,530                1.35%
Limited Partnerships                                              635                    30,289                 .20%
                                                     ----------------           ---------------             --------
                                                     $     11,660,245           $    13,497,785               86.51%
                                                     ================           ===============             ========

Country/Geographic Region
United States                                        $      9,795,282           $    12,203,359               78.22%
United Kingdom                                              1,614,963                 1,255,662                8.05%
Australia                                                     250,000                    38,764                 .24%
                                                     ----------------           ---------------             --------
                                                     $     11,660,245           $    13,497,785               86.51%
                                                     ================           ===============             ========

Industry
Biotechnology                                        $     11,660,245           $    13,497,785               86.51%
                                                     ================           ===============             ========

* Percentage of net assets is based on fair value.

7.     Subsequent Events

On April 11, 1996, Corvita Corporation entered into a definitive merger agreement with a wholly-owned subsidiary of Pfizer Inc. Pursuant to the agreement, a cash tender offer was made for all of the outstanding common shares of Corvita Corporation at a price of $10.25 per share. Completion of the transaction, which is subject to the tender of a majority of the outstanding common shares of Corvita, is expected in May 1996, at which time the Partnership would receive $4.33 million for its Corvita holdings. At March 31, 1996, the Partnership's investment in Corvita was carried at $2.7 million, reflecting the Partnership's standard valuation policy for publicly-traded securities.

8.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 1996, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1996, the Partnership had invested an aggregate of $28.4 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $1.9 million) representing approximately 95% of the original $30 million of net proceeds received from the offering of Units. The Partnership does not expect to make investments in any new portfolio companies.

At March 31, 1996, the Partnership held $2.2 million in cash and short-term investments: $1.8 million in short-term securities with maturities of less than one year and $393,000 in an interest-bearing cash account. For the three months ended March 31, 1996, the Partnership earned $26,000 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1996 and 1995 was $113,000 and $6,000, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period was partially due to a $56,000 decrease in income from portfolio investments reflecting the receipt of a dividend from Nimbus in February 1995 (which was reclassified as a return of capital during the fourth quarter of 1995) and a $43,000 increase in the management fee for the 1996 period, as discussed below. Other operating expenses remained relatively flat for 1996 compared to 1995. A decrease in mailing, printing and insurance expenses were mostly offset by a rise in professional fees for the 1996 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the three months ended March 31, 1996 and 1995, the management fee was $78,000 and $35,000, respectively. During the three months ended March 31, 1995, the Managing General Partner received director's fees totaling $35,000. Accordingly, the management fee payable by the Partnership for the three months ended March 31, 1995 was reduced by $35,000. The Managing General Partner received no such fees during the 1996 period. The additional $8,000 increase in the management fee incurred for the 1996 period, resulted from the Partnership's increased net asset value at March 31, 1996 compared to March 31, 1995.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $140,000 reduction to net unrealized appreciation of investments due to the net downward revaluation of its publicly-held portfolio investments.

For the three months ended March 31, 1995, the Partnership had a $463,000 reduction to net unrealized appreciation of investments due to the net downward revaluation of its publicly-held portfolio investments.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At March 31, 1996, the Partnership's net assets were $15.6 million, reflecting a decrease of $253,000 from $15.9 million at December 31, 1995. The $253,000 decrease was comprised of the $140,000 decrease to net unrealized appreciation of investments and the $113,000 net realized loss from operations for the three-month period.

At March 31, 1995, the Partnership's net assets were $14.1 million, reflecting a decrease of $469,000 from $14.5 million at December 31, 1994. The $469,000 decrease was comprised of the $463,000 decrease to net unrealized appreciation of investments and the $6,000 net realized loss from operations for the three-month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at March 31, 1996 and December 31, 1995 was $231 and $235, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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


              WESTMED VENTURE PARTNERS, L.P.


By:           WestMed Venture Management, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Philippe L. Sommer
              Philippe L. Sommer
              Executive Vice President and Principal
                  Financial and Accounting Officer


By:           /s/        Howard S. Wachtler
              Howard S. Wachtler
              Executive Vice President



Date:         May 13, 1996