Form 10-Q
period 1996-06-30
WESTMED VENTURE PARTNERS LP
filed 1996-08-13
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1996


Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3443230
===============================================================================
(State of organization)                    (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                        10281
===============================================================================
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments at June 30, 1996 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                        June 30, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Portfolio investments, at fair value
   (cost $9,477,568 at June 30, 1996 and $11,690,534
   at December 31, 1995) - Notes 2 and 4                                              $    12,074,819          $     13,668,256
Cash and cash equivalents - Note 2                                                          6,310,548                 2,310,697
Accrued interest receivable and other assets                                                   11,154                    39,088
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    18,396,521          $     16,018,041
                                                                                      ===============          ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $       104,044          $         64,979
Due to Managing General Partner - Note 4                                                       97,619                    82,705
Due to Independent General Partners - Note 4                                                    7,377                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          209,040                   162,684
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                      181,878                   158,557
Limited Partners (66,929 Units)                                                            18,005,603                15,696,800
                                                                                      ---------------          ----------------
   Total Partners' capital                                                                 18,187,481                15,855,357
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    18,396,521          $     16,018,041
                                                                                      ===============          ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       446,943
10% convertible promissory note due 5/29/98                              `                           212,120            212,120
Warrant to purchase 16,458 shares of Common Stock
   at $7.39 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927            659,063
- -------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             39,051
- -------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            523,723
75,000 shares of Preferred Stock                                                                      53,030             27,366
                                                                                             ---------------    ---------------
                                                                                                     557,068            551,089
- -------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,296
- -------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)(B)
3,926 shares of Common Stock                                             Dec. 1987                   165,934            265,987
- -------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             90,089
- -------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                          635             30,289
                                                                                             ---------------    ---------------
                                                                                                     381,066            222,663
- -------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
- -------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          1,771,332
- -------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
- -------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.(A)(C)
384,982 shares of Common Stock                                           May 1991            $     1,097,258    $     3,537,022
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             63,500
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             43,963
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             37,688
                                                                                             ---------------    ---------------
                                                                                                   1,097,258          3,682,173
- -------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,412,734
- -------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    9,477,568    $    12,074,819
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)

                                                                                    Cost        Realized Loss            Return
Totals From Liquidated Portfolio Investments(D)                           $   19,141,346      $   (7,758,452)   $    11,382,894
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,618,914      $   (5,161,201)   $    23,457,713
                                                                          =====================================================

(A) Public company
(B) On June 10, 1996, HBO & Co. declared a 100% stock distribution. As a result, the Partnership received an additional 1,963 shares of HBO & Co. common stock.
(C) In May 1996, UroCor, Inc. completed its initial public offering at $11 per share. In connection with the offering, the Partnership exchanged its 368,930 preferred shares for 384,982 common shares of the company.
(D) During May 1996, Corvita Corporation merged with a wholly-owned subsidiary of Pfizer Inc. In connection with the merger, a cash tender offer was made for all of the outstanding common shares of Corvita Corporation at a price of $10.25 per share. The Partnership received $4.33 million for its Corvita holdings, realizing a gain of $1.94 million.
(E) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1996.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,

                                                                     1996             1995             1996           1995
                                                                --------------    ------------   --------------    -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $       41,960    $     34,532   $       68,409    $     68,521
   Interest, dividends and other income from
     portfolio investments                                                  79               -              158          55,593
                                                                --------------    ------------   --------------    ------------
   Total                                                                42,039          34,532           68,567         124,114
                                                                --------------    ------------   --------------    ------------

   Expenses:
   Management fee - Note 4                                              85,529          70,822          163,932         106,311
   Professional fees                                                    35,250           6,961           58,233          21,561
   Mailing and printing                                                  6,768           6,368           16,514          19,912
   Insurance expense                                                    18,251          23,093           39,517          48,926
   Custodial fees                                                        1,279           1,600            2,706           3,376
   Independent General Partners' fees - Note 4                           3,627           3,750            7,377           7,500
   Miscellaneous                                                         1,212             803            3,214           1,253
                                                                --------------    ------------   --------------    ------------
   Total                                                               151,916         113,397          291,493         208,839
                                                                --------------    ------------   --------------    ------------

NET INVESTMENT LOSS                                                   (109,877)        (78,865)        (222,926)        (84,725)

Net realized gain from portfolio investments                         1,935,521               -        1,935,521               -
                                                                --------------    ------------   --------------    ------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                        1,825,644         (78,865)       1,712,595         (84,725)

Net change in unrealized appreciation or
   depreciation of investments                                         759,711         761,632          619,529         298,485
                                                                --------------    ------------   --------------    ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS
   (allocable to Partners) - Note 3                             $    2,585,355    $    682,767   $    2,332,124    $    213,760
                                                                ==============    ============   ==============    ============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                 1996                1995
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                         $     (222,926)     $       (84,725)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                            27,934               30,455
Increase (decrease) in payables                                                                     46,356              (30,698)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                (148,636)             (84,968)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                  4,330,318                    -
Cost of portfolio investments purchased                                                           (212,120)            (238,635)
Cash distribution from Nimbus Medical, L.P.                                                         30,289                    -
                                                                                            --------------      ---------------
Cash provided from (used for) investing activities                                               4,148,487             (238,635)
                                                                                            --------------      ---------------

Increase (decrease) in cash and cash equivalents                                                 3,999,851             (323,603)
Cash and cash equivalents at beginning of period                                                 2,310,697            2,609,028
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    6,310,548      $     2,285,425
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1996



                                                            Managing
                                                             General                  Limited
                                                             Partner                  Partners                      Total
Balance at beginning of period                            $     158,557            $    15,696,800            $     15,855,357

Net increase in net assets resulting
from operations - Note 3                                         23,321                  2,308,803                   2,332,124
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     181,878            $    18,005,603(A)         $     18,187,481
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $269 at June 30, 1996. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, is the sub-manager of the Partnership pursuant to a sub-management agreement among the Partnership, the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of its duties to the Partnership.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.6 million at June 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1996, other timing differences totaling $7.9 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1996, the Partnership had a $7.3 million net loss from its venture capital investments including cumulative interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. Venture capital fees of $12,120 were incurred during the three months ended June 30, 1996. Cumulative venture capital fees incurred from inception to June 30, 1996 totaled $1.6 million.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner.

For services rendered to the Partnership, each of the two Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.     Cash Distributions

No cash distributions were paid to Partners during the three months ended June 30, 1996. Cumulative cash distributions paid to Partners from inception through June 30, 1996 total $5.71 million; $5.65 million, or approximately $85 per $500 Unit, to the Limited Partners, and $57,000 to the Managing General Partner.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Classification of Investments

As of June 30, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
- -------------------                                   ---------------           ---------------            ----------------
Common Stock                                          $     6,805,202           $     8,636,526               47.48%
Preferred Stock                                             2,452,111                 3,197,474               17.58%
Debt Securities                                               219,620                   210,530                1.16%
Limited Partnerships                                              635                    30,289                 .17%
                                                      ---------------           ---------------             --------
                                                      $     9,477,568           $    12,074,819               66.39%
                                                      ===============           ===============             ========

Country/Geographic Region
United States                                         $     7,612,605           $    10,623,034               58.42%
United Kingdom                                              1,614,963                 1,412,734                7.76%
Australia                                                     250,000                    39,051                 .21%
                                                      ---------------           ---------------             --------
                                                      $     9,477,568           $    12,074,819               66.39%
                                                      ===============           ===============             ========

Industry
Biotechnology                                         $     9,477,568           $    12,074,819               66.39%
                                                      ===============           ===============             ========

* Percentage of net assets is based on fair value.

7.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of June 30, 1996, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In May 1996, the Partnership received proceeds totaling $4.3 million from the sale of its investment in Corvita Corporation. At June 30, 1996, the Partnership held $6.3 million in cash and short-term investments: $6.0 million in short-term securities with maturities of less than one year and $304,000 in an interest-bearing cash account. For the three and six months ended June 30, 1996, the Partnership earned $42,000 and $68,000 of interest from such investments, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the three months ended June 30, 1996, the Partnership invested $212,120 (including venture capital fees of $12,120) in Aprogenex, Inc., an existing portfolio company. At June 30, 1996, the Partnership had invested an aggregate of $28.6 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $2 million) representing approximately 95% of the original $30 million of net proceeds to the Partnership.

The Partnership does not expect to make additional investments in new portfolio companies. It is anticipated that funds needed to cover the Partnership's future follow-on investments in existing companies and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1996, the Partnership had a $1.8 million and a $1.7 million net realized gain from operations, respectively. For the three and six months ended June 30, 1995, the Partnership had a net realized loss from operations of $79,000 and $85,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1996, the Partnership had a net realized gain from its portfolio investments of $1.9 million. During May 1996, in connection with the merger of Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4.3 million, realizing a gain of $1.9 million. The Partnership had no realized gains or losses from its portfolio investments for the three and six months ended June 30, 1995.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1996 and 1995 was $110,000 and $79,000, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period resulted from a $39,000 increase in operating expenses, offset by an $8,000 increase in interest from short-term investments. The increase in operating expenses included a $28,000 increase in professional fees and a $15,000 increase in the management fee, as discussed below. The increase in professional fees for the 1996 period, primarily was due to legal fees incurred in connection with the preparation of a proxy statement relating to the Special Meeting of Limited Partners held on June 21, 1996. Net investment loss for the six months ended June 30, 1996 and 1995 was $223,000 and $85,000, respectively. The increase in net investment loss for the 1996 period compared to the 1995 period includes a $56,000 decrease in investment income, primarily due to a decrease in income from portfolio investments reflecting the receipt of a dividend from Nimbus Medical, L.P. in February 1995. Such increase in net investment loss also includes a $138,000 increase in operating expenses for the 1996 period compared to the same period in 1995. The increase in operating expenses includes a $58,000 increase in management fees, as discussed below, and a $36,000 increase in professional fees, primarily due to legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996 and an adjustment to accrued outside accounting and tax fees for the six months ended June 30, 1996.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the three months ended June 30, 1996 and 1995, the management fee was $86,000 and $71,000, respectively. For the six months ended June 30, 1996 and 1995, the management fee was $164,000 and $106,000, respectively. The increase in the management fee for the three month period in 1996 compared to the 1995 period primarily resulted from increased net asset value of the Partnership. The increased management fee for the six month period in 1996 compared to the same period in 1995, also reflects the Partnership's increased net asset value and also reflects a $38,000 reduction to the management fee reflecting director's fees received by the Managing General Partner during the 1995 period.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1996, the Partnership had a $936,000 net unrealized gain primarily due to the net upward revaluation of its investment in UroCor, Inc. due to the completion of that company's initial public offering in May 1996. Additionally, during the six month period, $317,000 was transferred from unrealized gain to realized gain relating to the sale of the Partnership's investment in Corvita, as discussed above. The $936,000 unrealized gain, partially offset by the $317,000 transfer from unrealized gain, to realized gain resulted in a $619,000 increase to net unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1995, the Partnership had a $298,000 net unrealized gain resulting from the net upward revaluation of its publicly-held portfolio investments. As a result, net unrealized appreciation of investments increased $298,000 for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At June 30, 1996, the Partnership's net assets were $18.2 million, reflecting an increase of $2.3 million from $15.9 million at December 31, 1995. The $2.3 million increase was comprised of the $619,000 increase to net unrealized appreciation of investments and the $1.7 million net realized gain from operations for the six month period.

At June 30, 1995, the Partnership's net assets were $14.7 million, reflecting an increase of $214,000 from $14.5 million at December 31, 1994. The $214,000 increase was comprised of the $298,000 increase to net unrealized appreciation of investments partially offset by the $85,000 net realized loss from operations for the six month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at June 30, 1996 and December 31, 1995 was $269 and $235, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

A Special Meeting of Limited  Partners was held on June 21, 1996 with respect to
1) a proposal to allow the Managing General Partner to retain the services of a Sub-Manager to assist the Managing General Partner in the performance of its duties to the Partnership and 2) a proposal to amend the Partnership Agreement to reduce the minimum number of Individual General Partners from three to two. At the meeting, both such proposals were approved.

                                    Affirmative               Negative
                                       Votes                     Votes                    Abstentions
Proposal 1                             28,056                     3,624                     3,409
Proposal 2                             29,124                     2,864                     3,101

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


              WESTMED VENTURE PARTNERS, L.P.


By:           WestMed Venture Management, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Stephen McGrath
              Stephen McGrath
              Executive Vice President


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:         August 13, 1996