Form 10-Q
period 1996-09-30
WESTMED VENTURE PARTNERS LP
filed 1996-11-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1996


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments at September 30, 1996 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Portfolio investments, at fair value
   (cost $9,477,568 at September 30, 1996 and $11,690,534
   at December 31, 1995) - Notes 2 and 4                                              $    11,425,843          $     13,668,256
Cash and cash equivalents - Note 2                                                          6,197,955                 2,310,697
Prepaid expenses                                                                               55,984                    37,588
Accrued interest receivable                                                                     1,358                     1,500
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    17,681,140          $     16,018,041
                                                                                      ===============          ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $       105,354          $         64,979
Due to Managing General Partner - Note 4                                                       87,841                    82,705
Due to Independent General Partners - Note 4                                                    7,500                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          200,695                   162,684
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                      174,808                   158,557
Limited Partners (66,929 Units)                                                            17,305,637                15,696,800
                                                                                      ---------------          ----------------
   Total Partners' capital                                                                 17,480,445                15,855,357
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    17,681,140          $     16,018,041
                                                                                      ===============          ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       329,450
10% convertible promissory note due 5/29/98                              `                           212,120            212,120
Warrant to purchase 16,458 shares of Common Stock
   at $7.39 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927            541,570
-------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            422,499
75,000 shares of Preferred Stock                                                                      53,030             22,077
                                                                                             ---------------    ---------------
                                                                                                     557,068            444,576
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,296
-------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)
3,926 shares of Common Stock                                             Dec. 1987                   165,934            262,059
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             56,395
-------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                          635             30,289
                                                                                             ---------------    ---------------
                                                                                                     381,066            222,663
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          1,426,469
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.(A)
384,982 shares of Common Stock                                           May 1991            $     1,097,258    $     3,645,298
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             65,750
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             46,493
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             40,219
                                                                                             ---------------    ---------------
                                                                                                   1,097,258          3,797,760
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,293,713
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    9,477,568    $    11,425,843
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   19,141,346      $   (7,758,452)   $    11,382,894
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost        Realized Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $   28,618,914      $   (5,810,177)   $    22,808,737
                                                                          =====================================================

(A) Public company
 (B)Amounts  provided  for  "Supplemental   Information:   Liquidated  Portfolio
    Investments" are cumulative from inception through September 30, 1996.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                 1996             1995               1996             1995
                                                            --------------   ---------------   --------------   ----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                     $       82,893   $        31,118   $      151,302   $        99,639
   Interest, dividend and other income from
     portfolio investments                                              79                 -              237            55,593
                                                            --------------   ---------------   --------------   ---------------
   Total                                                            82,972            31,118          151,539           155,232
                                                            --------------   ---------------   --------------   ---------------

   Expenses:
   Management fee - Note 4                                          87,841            81,989          251,773           188,300
   Professional fees                                                27,125            23,325           85,358            44,886
   Mailing and printing                                              3,773             7,998           20,287            27,910
   Insurance expense                                                18,517            20,545           58,034            69,471
   Custodial fees                                                    1,118               907            3,824             4,283
   Independent General Partners' fees - Note 4                       2,500             3,750            9,877            11,250
   Miscellaneous                                                       158                10            3,372             1,263
                                                            --------------   ---------------   --------------   ---------------
   Total                                                           141,032           138,524          432,525           347,363
                                                            --------------   ---------------   --------------   ---------------

NET INVESTMENT LOSS                                                (58,060)         (107,406)        (280,986)         (192,131)

Net realized gain from portfolio investments                             -            65,470        1,935,521            65,470
                                                            --------------   ---------------   --------------   ---------------

NET REALIZED GAIN (LOSS)
   FROM OPERATIONS                                                 (58,060)          (41,936)       1,654,535          (126,661)

Net change in unrealized appreciation or
   depreciation of investments                                    (648,976)        1,611,372          (29,447)        1,909,857
                                                            ---------------  ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                         $     (707,036)  $     1,569,436   $    1,625,088   $     1,783,196
                                                            ===============  ===============   ==============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 1996


                                                                                                  1996               1995
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (280,986)   $      (192,131)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) in prepaid expenses                                                                       (18,396)            (5,151)
(Increase) decrease in accrued interest receivable                                                       142               (400)
Increase (decrease) in payables                                                                       38,011            (10,493)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (261,229)          (208,175)
                                                                                              ---------------   ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    4,330,318            275,850
Cost of portfolio investments purchased                                                             (212,120)          (238,635)
Cash distribution from Nimbus Medical L.P.                                                            30,289                  -
                                                                                              --------------    ---------------
Cash provided from investing activities                                                            4,148,487             37,215
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                   3,887,258           (170,960)
Cash and cash equivalents at beginning of period                                                   2,310,697          2,609,028
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    6,197,955    $     2,438,068
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996



                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at beginning of period                            $     158,557                 15,696,800                  15,855,357

Net increase in net assets resulting
from operations - Note 3                                         16,251                  1,608,837                   1,625,088
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     174,808            $    17,305,637(A)         $     17,480,445
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $259 at September 30, 1996. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.     Organization and Purpose

WestMed Venture Partners, L.P. (the "Partnership") was formed under Delaware law on February 5, 1987. The Partnership operates as a business development company under the Investment Company Act of 1940, as amended. The Partnership is a closed-end investment fund and accordingly its units of limited partnership interest ("Units") are not redeemable. A total of 66,929 Units were sold to limited partners (the "Limited Partners" and together with the Managing General Partner (as hereinafter defined), the "Partners") at $500 per Unit.

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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership is scheduled to terminate on December 31, 1997, subject to the right of the General Partners to extend the term for up to two additional two-year periods, if they determine that such extensions are in the best interest of the Partnership.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $1.9 million at September 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1996, other timing differences totaling $7.9 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1996, the Partnership had a $7.3 million net loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees for the three months ended September 30, 1996. Cumulative venture capital fees incurred from inception to September 30, 1996 totaled $1.6 million.

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

5.     Cash Distributions

No cash distributions were paid to Partners during the three months ended September 30, 1996. Cumulative cash distributions paid to Partners from inception through September 30, 1996 total $5.71 million; $5.65 million, or approximately $85 per $500 Unit, to the Limited Partners, and $57,000 to the Managing General Partner.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6.     Subsequent Event - Cash Distribution

Subsequent to the end of the quarter, on November 12, 1996, the General Partners approved a cash distribution to Partners totaling $4,529,538. Limited Partners will receive $4,484,243, or $67 per Unit, and the General Partners will receive $45,295. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

7.     Classification of Investments

As  of  September  30,  1996,  the  Partnership's   portfolio  investments  were
categorized by type and geographic region as follows:

All of the Partnership's portfolio companies are in the health care industry.

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
-------------------                                   ---------------           ---------------            ----------------
Common Stock                                          $     6,805,202           $     7,992,843               45.73%
Preferred Stock                                             2,452,111                 3,192,185               18.26%
Debt Securities                                               219,620                   210,530                1.20%
Limited Partnerships                                              635                    30,289                 .17%
                                                      ---------------           ---------------             --------
                                                      $     9,477,568           $    11,425,847               65.36%
                                                      ===============           ===============             ========

Country/Geographic Region
United States                                         $     7,612,605           $    10,132,134               57.97%
United Kingdom                                              1,614,963                 1,293,713                7.39%
Australia                                                     250,000                         0                 .00%
                                                      ---------------           ---------------             --------
                                                      $     9,477,568           $    11,425,847               65.36%
                                                      ===============           ===============             ========


* Percentage of net assets is based on fair value.

8.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1996, the Partnership had invested an aggregate of $28.6 million in 23 portfolio companies (including acquisition costs and venture capital fees totaling $2 million) representing approximately 95% of the original $30 million of net proceeds to the Partnership.

At September 30, 1996, the Partnership held $6.2 million in cash and short-term investments: $6.0 million in short-term securities with maturities of less than one year and $191,000 in an interest-bearing cash account. For the three and nine months ended September 30, 1996, the Partnership earned interest from such investments totaling $83,000 and $151,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

Subsequent to the end of the quarter, on November 12, 1996, the General Partners approved a cash distribution to Partners totaling $4,529,538. Limited Partners will receive $4,484,243, or $67 per Unit, and the General Partners will receive $45,295. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

The Partnership does not expect to make additional investments in new portfolio companies. It is anticipated that funds needed to cover future operating expenses and follow-on investments in existing portfolio companies will be obtained from existing cash reserves, interest and other investment income received, and proceeds from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a $58,000 net realized loss from operations and a $1.7 million net realized gain from operations, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net realized loss from operations of $42,000 and $127,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends, and other income, less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments for the three months ended September 30, 1996. For the nine months ended September 30, 1996, the Partnership had a net realized gain from its portfolio investments of $1.9 million. In May 1996, in connection with the merger of Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4.3 million, realizing a gain of $1.9 million.

For the three and nine months ended September 30, 1995, the Partnership had a net realized gain from its portfolio investments of $65,000. During July and August 1995, the Partnership sold 51,000 shares of Aprogenex, Inc. common stock in the public market for $276,000, realizing a gain of $65,000.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1996 and 1995 was $58,000 and $107,000, respectively. The decrease in net investment loss for the 1996 period compared to the 1995 period primarily resulted from a $52,000 increase in interest earned from short-term investments. The increase in interest earned from short-term investments resulted from an increase in funds available for investment in such securities during the 1996 period compared to the 1995 period due to the receipt of $4.3 million in May 1996 from the sale of the Partnership's investment in Corvita, as discussed above.

Net investment loss for the nine months ended September 30, 1996 and 1995 was $281,000 and $192,000, respectively. The increase in net investment loss primarily resulted from an $85,000 increase in operating expenses for the 1996 period compared to the same period in 1995. The increase in operating expenses includes a $63,000 increase in the management fee, as discussed below, and a $40,000 increase in professional fees, primarily due to legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Partially offsetting the increase in management and professional fees was a $19,000 decrease in other expenses for the 1996 period compared to the same period in 1995 mainly resulting from lower insurance costs and mailing and printing expenses.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the three months ended September 30, 1996 and 1995, the management fee was $88,000 and $82,000, respectively. For the nine months ended September 30, 1996 and 1995, the management fee was $252,000 and $188,000, respectively. The increase in the management fee for the three month period in 1996 compared to the 1995 period primarily resulted from the increased net asset value of the Partnership. The increased management fee for the nine month period in 1996 compared to the same period in 1995, reflects the increased net asset value of the Partnership and a $38,000 reduction to the management fee during the 1995 period reflecting director's fees received by the Managing General Partner.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and other investment income and from proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1996, the Partnership had a $288,000 net unrealized gain, primarily resulting from the net upward revaluation of its investment in UroCor, Inc. due to the completion of that company's initial public offering in May 1996. Additionally, during the nine month period, $317,000 of unrealized gain was transferred to realized gain relating to the sale of the Partnership's investment in Corvita, as discussed above. The $317,000 transfer of unrealized gain to realized gain, partially offset by the $288,000 additional unrealized gain, resulted in a $29,000 decrease to net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $1,918,000 net unrealized gain, resulting from the net upward revaluation of its publicly-traded securities. Additionally, during the nine month period, $8,000 of unrealized gain was transferred to realized gain relating to the sale of Aprogenex common stock during the period, as discussed above. The $1,918,000 net unrealized gain partially offset by the $8,000 transfer of unrealized gain to realized gain resulted in a $1,910,000 increase to net unrealized appreciation of investments for the nine month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At September 30, 1996, the Partnership's net assets were $17.5 million, reflecting an increase of $1.6 million from $15.9 million at December 31, 1995. The $1.6 million increase was comprised of the $1.7 million net realized gain from operations partially offset by the $29,000 decrease to net unrealized appreciation of investments for the nine month period.

At September 30, 1995, the Partnership's net assets were $16.3 million, reflecting an increase of $1.8 million from $14.5 million at December 31, 1994. The $1.8 million increase was comprised of the $1.9 million increase to net unrealized appreciation of investments partially offset by the $127,000 net realized loss from operations for the nine month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at September 30, 1996 and December 31, 1995 was $259 and $235, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

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



Date:         November 14, 1996