Form 10-K
period 1996-12-31
WESTMED VENTURE PARTNERS LP
filed 1997-03-27
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3443230
============================================================ ==================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
=========================================== ===================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered
     None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 21, 1997, 66,919 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

The general partners of the Partnership consist of two individuals (the "Independent General Partners") and WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner"), the general partner of which is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of Oppenheimer & Co., Inc. ("Opco").

In 1987, the Partnership publicly offered 100,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, pursuant to a Registration Statement on Form N-2 (File No. 33-11926), which was declared effective on July 2, 1987. The Partnership held its initial closing on September 1, 1987 and completed the offering on April 1, 1988, at which time it had accepted subscriptions for a total of 66,929 Units. Gross capital contributions to the Partnership from the public offering totaled $33,802,529; $33,464,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $338,029 from the Managing General Partner.

The Venture Capital Investments

From its inception through December 31, 1996, the Partnership had invested $28.6 million in 23 portfolio companies (including venture capital fees and other acquisition costs totaling $2 million). At December 31, 1996, the Partnership's investment portfolio consisted of investments in 12 companies. Such investments had an aggregate cost of $9.2 million and a fair value of $11.5 million. From its inception through December 31, 1996, the Partnership had either fully liquidated or partially liquidated portfolio investments with a cost of $19.4 million. These liquidated investments returned $11.4 million to the Partnership for a net realized loss of $8.0 million. At December 31, 1996, the Partnership had a cumulative net realized loss from its venture capital investments totaling $7.5 million, including $504,000 of interest and other income from portfolio investments. As discussed below, during 1996 the Partnership sold its investment in Corvita Corporation. Also during 1996, the Partnership invested $212,000 in Aprogenix, Inc., an existing portfolio company, and recorded a partial write-off totaling $230,000 on its investment in Argonaut Medical, Inc. (formerly Nimbus Medical, Inc.). These investment transactions and other events affecting the Partnership's portfolio security holdings during 1996 are listed below.

In May 1996, UroCor, Inc. completed its initial public offering at $11 per share. In connection with the offering, the Partnership exchanged its 368,930 preferred shares for 384,982 common shares of the company.

In June 1996, the Partnership made a $212,000 follow-on investment in Aprogenix, Inc. (including venture capital fees totaling $12,120), acquiring a 10% convertible note due 5/29/98 and a warrant to purchase 13,000 shares of common stock at $1.10 per share, expiring on 5/29/99. Additionally, as a result of the above mentioned financing, the Partnership's warrant to purchase 16,458 shares of Aprogenix common stock for $7.39 per share was exchanged for a warrant to purchase 21,450 shares of Aprogenix common stock for $5.67 per share.

In connection with the sale of Nimbus Medical, Inc., completed in December 1996, the Partnership wrote-off $229,899 of its $380,431 investment in the company. The surviving entity was renamed Argonaut Medical, Inc.

In February 1996, the Partnership received a $30,289 cash distribution from Nimbus Medical, L.P.

         During 1996, Bellara Medical Products, Ltd. merged with Pharmaction Pty Limited becoming Pharmaction Holdings Limited. As a result of the merger, the Partnership exchanged its 442,430 common shares of Bellara for 294,953 ordinary shares of Pharmaction Holdings and an option to purchase an additional 147,476 ordinary shares at $.20 per share.

On June 10, 1996, HBO & Co. declared a 100% stock distribution. As a result, the Partnership received an additional 1,963 shares of HBO & Co.common stock.

During May 1996, the Partnership sold its investment in Corvita Corporation for $4.33 million, realizing a gain of $1.94 million.


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. The number of individual holders of Units at December 31, 1996 was approximately 6,500.

In November 1996, the General Partners approved a cash distribution to Partners totaling $4.5 million. The distribution was paid on January 30, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $4,484,243, or $67 per Unit, and the General Partner received $45,295. There were no cash distributions to Partners during the years ended December 31, 1995 or 1994. Cumulative cash distributions paid or accrued to Partners from inception to December 31, 1996, total $10,240,307; $10,137,904 to the Limited Partners, or approximately $151 per Unit, and $102,403 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1996           1995            1994           1993           1992
                                                       -----------     -----------    -----------    -----------    --------

Net assets                                             $    12,998     $    15,855    $    14,533    $    18,394    $    19,402

Net investment loss                                           (341)           (375)          (421)          (540)          (479)

Net realized gain (loss) from investments                    1,706              65         (2,823)        (4,043)         2,313

Net unrealized appreciation (depreciation)
of investments                                               2,286           1,978            345            964         (2,612)

Cost of portfolio investments purchased                        212             292            693            177          1,791

Cumulative cost of portfolio investments                    28,619          28,407         28,115         27,422         27,245

Cash distributions to Partners                               4,530               -              -              -          4,989

Cumulative cash distributions to Partners                   10,240           5,711          5,711          5,711          5,711

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
appreciation (depreciation) of investments                  $  192         $   235        $   215         $  272        $   287

Net investment loss                                             (5)             (6)            (6)            (8)            (7)

Net realized gain (loss) on investments                         25               1            (42)           (60)            34

Net unrealized appreciation (depreciation)
of investments                                                  34              29              5             14            (39)

Cash distributions                                              67               -              -              -             74

Cumulative cash distributions                                  151              84             84             84             84

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the year ended December 31, 1996, the Partnership invested $212,000, including venture capital fees totaling $12,000, in one existing portfolio company. At December 31, 1996, the Partnership had invested an aggregate of $28.6 million in 23 portfolio companies, including acquisition costs and venture capital fees totaling $2 million. The Partnership has invested approximately 95% of its original $30 million of net proceeds received from the offering of Units. Although the Partnership will not make any new portfolio investments, it does expect to make additional follow-on investments in existing portfolio companies.

In May 1996, the Partnership received $4.3 million from the sale of its investment in Corvita Corporation.

At December 31, 1996, the Partnership held $6.1 million in cash and short-term investments as follows: $5.7 million in short-term securities with maturities of less than three months and $460,000 in an interest-bearing cash account. For the years ended December 31, 1996, 1995 and 1994, the Partnership earned interest from such investments totaling $229,000, $129,000 and $105,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest earned from its short-term securities and proceeds from the sale of portfolio investments.

On November 12, 1996, the General Partners approved a cash distribution to Partners totaling $4,529,538. The distribution was paid on January 30, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $4,484,243, or $67 per Unit, and the General Partner received $45,295. The distribution was paid January 30, 1997. Cumulative cash distributions to Partners total, including the distribution paid in January 1997, $10,240,307.

Results of Operations

For the year ended December 31, 1996, the Partnership had a net realized gain from operations of $1.4 million. For the years ended December 31, 1995 and 1994, the Partnership had a net realized loss from operations of $309,000 and $3.2 million, respectively. Net realized gain or loss from operations is comprised of
(i) net realized gains or losses from portfolio investments and (ii) net investment income or loss (interest and dividends less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1996, the Partnership had a net realized gain from portfolio investments of $1.7 million. In May the Partnership sold its investment in Corvita Corporation for $4.3 million, resulting in a $1.9 million realized gain. Nimbus Medical, Inc. was sold during 1996 and the surviving entity was renamed Argonaut Medical, Inc. As a result of the sale and transfer of the company's assets, the Partnership recorded a $230,000 realized loss on its investment in Argonaut, reflecting a partial write-off of its original investment.

For the year ended December 31, 1995, the Partnership had a net realized gain from portfolio investments of $65,000 resulting from the sale of 51,000 common shares of Aprogenix, Inc. in the public market for $276,000.

For the year ended December 31, 1994, the Partnership had a net realized loss of $2.8 million from its portfolio investments. During March and April 1994, the Partnership sold 20,000 common shares of CliniCom Incorporated in the public market for $422,000, realizing a loss of $944,000. Additionally at December 31, 1994, the Partnership wrote-off $166,000 of cost relating to its remaining 4,908 shares of common stock of CliniCom due to the continued depressed public market price of such shares. During 1995, CliniCom was acquired by HBO & Co. Also, in December 1994, the Partnership wrote-off its $323,000 investment in Vaso Products Inc., $576,000 of its $826,000 investment in Bellara Medical Products Inc. (Pharmaction Holdings, Ltd.) and $801,000 of its $1.3 million investment in Ultramed, Inc. due to continued business and financial difficulties at these companies.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1996, 1995 and 1994 was $341,000, $375,000 and $421,000,
respectively. The $34,000 decrease in net investment loss for 1996 compared to 1995 resulted from a $114,000 increase in investment income offset by an $80,000 increase in operating expenses for 1996. The increase in investment income primarily resulted from an increase in interest earned from short-term investments for 1996. This increase resulted from an increase in funds available for investment in such securities during 1996 due to the receipt of $4.3 million in May 1996 from the sale of the Partnership's investment in Corvita, as discussed above. The increase in operating expenses for 1996 primarily resulted from a $47,000 increase in the management fee, as discussed below and a $40,000 increase in professional fees, resulting from the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996.

The decrease in net investment loss for 1995 compared to 1994, primarily resulted from the $41,000 increase in investment income for 1995. This increase reflects a $24,000 increase in interest from short-term investments for 1995 compared to 1994, due to higher short-term interest rates during the 1995 period. Additionally, accrued interest income from portfolio investments totaling $2,400 and $19,000 was reversed in 1995 and 1994, respectively, resulting in an additional $17,000 increase in investment income for 1995 compared to 1994. Operating expenses remained relatively flat, decreasing only $5,000 from 1995 compared to 1994. Management and custodial fees decreased by $96,000, while professional fees and other expenses increased by $91,000 for the 1995 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions of the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the years ended December 31, 1996, 1995 and 1994, the management fee was $315,000, $268,000 and $361,000, respectively. The increased management fee for 1996 compared to 1995 resulted from the Partnership's higher quarterly net asset values during 1996 compared to 1995. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $437,000 net unrealized gain, resulting from the net upward revaluation of its portfolio investments during 1996. Additionally, $129,000 of net unrealized gain was transferred to realized gain relating to the sale of the Partnership's investment in Corvita and the partial write-off of the Partnership's investment in Argonaut, as discussed above. The $437,000 unrealized gain offset by the $129,000 net transfer from unrealized gain to realized gain resulted in a $308,000 increase in net unrealized appreciation of investments for 1996.

For the year ended December 31, 1995, the Partnership had a $1.6 million unrealized gain from the net upward revaluation of its publicly-held portfolio investments, primarily Somatogen, Inc. and Corvita Corporation.

For the year ended December 31, 1994, the Partnership had a $3.5 million net unrealized loss from its portfolio investments, primarily resulting from the net downward revaluation of its publicly-held portfolio investments. Additionally during 1994, $2.9 million was transferred from unrealized loss to realized loss relating to the write-off of certain portfolio investments. The $3.5 million unrealized loss partially offset by the $2.9 million transfer from unrealized loss to realized loss resulted in a $618,000 decrease in net unrealized appreciation of investments for 1994.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At December 31, 1996, the Partnership's net assets were $13 million, reflecting a decrease of $2.8 million from $15.8 million at December 31, 1995. This decrease reflects the $4.5 million cash distribution exceeding the $1.7 million net increase in net assets from operations for 1996.

At December 31, 1995, the Partnership's net assets were $15.8 million, reflecting an increase of $1.3 million from $14.5 million at December 31, 1994. This increase resulted from the $1.3 million increase in net assets from operations for 1995.

At December 31, 1994, the Partnership's net assets were $14.5 million, reflecting a decrease of $3.9 million from $18.4 million at December 31, 1993. This decrease resulted from the $3.9 million net decrease in net assets from operations for 1994.

At December 31, 1996, 1995 and 1994, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of investments, was $192, $235 and $215, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Summary of Changes to Net Assets for the Year Ended December 31, 1996

Portfolio transactions completed during 1996, resulted in a realized gain of $1,705,622. As shown below, these transactions returned $4,360,607 to the Partnership and increased its net asset value for the year by $1,126,316. Net upward revaluations of the Partnership's remaining portfolio investments during 1996, further increased net asset value by $887,266. The completed portfolio transactions and revaluations increased the Partnership's net asset value on a net basis by $2,013,582 for 1996. This increase in net assets from portfolio transactions for 1996 was offset by the $341,253 net investment loss for the year.

                                                           Fair Value            Return/Fair Value              Effect on
Investment                                                 at 12/31/95              at 12/31/96                Net Assets

Liquidations for the year ended 12/31/96:
Corvita                                                   $   3,204,002           $    4,330,318            $     1,126,316
Nimbus Medical, Inc.                                             30,289                   30,289                          0
                                                          -------------           --------------            ---------------
Sub-total from liquidations                                   3,234,291                4,360,607                  1,126,316
                                                          -------------           --------------            ---------------

Revaluations for the year ended 12/31/96
Aprogenix, Inc. (1)                                             837,839                  414,734                   (423,105)
Pharmaction Holdings Ltd. (Bellara)                              36,810                        0                    (36,810)
Cortex Pharmaceuticals, Inc.                                    560,535                  546,532                    (14,003)
Exocell, Inc.                                                   767,296                  517,296                   (250,000)
HBO & Co.                                                       149,727                  233,106                     83,379
MNI Group, Inc.                                                  95,854                   78,918                    (16,936)
Argonaut (Nimbus) (2)                                           238,401                  180,054                    (58,347)
Oclassen Pharmaceuticals, Inc.                                2,705,842                3,400,000                    694,158
Somatogen, Inc.                                               2,439,107                1,379,444                 (1,059,663)
Ultramed, Inc.                                                  157,500                  157,500                          0
UroCor, Inc.                                                  1,880,947                3,784,854                  1,903,907
Xenova Group plc                                                776,227                  840,913                     64,686
                                                                                                            ---------------
Sub-total from revaluations                                                                                         887,266
                                                                                                            ---------------

Sub-total from portfolio transactions                                                                             2,013,582

Net investment loss for the year ended 12/31/96                                                                    (341,253)
                                                                                                            ----------------


Net Change to Net Assets for the Year Ended
   December 31, 1996                                                                                        $     1,672,329
                                                                                                            ===============

(1)  Adjusted for follow-on investments made during 1996.
(2)  Adjusted for cash distribution received during 1996.

Item 8.       Financial Statements and Supplementary Data.


                         WESTMED VENTURE PARTNERS, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Schedule of Portfolio Investments as of December 31, 1996

Schedule of Portfolio Investments as of December 31, 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1996 and 1995 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners, L.P. at December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,150,162 and $11,079,422 at December 31, 1996 and 1995, respectively, representing 47% and 70% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 17, 1997, except for note 7 as to which the date is March 14, 1997

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS
December 31,


                                                                                                1996                1995
                                                                                          ----------------    ----------

ASSETS

Portfolio investments, at fair value
   (cost $9,247,669 at December 31, 1996 and
   $11,690,534 at December 31, 1995) - Notes 2 and 4                                      $     11,533,351     $     13,668,256
Cash and cash equivalents - Note 2                                                               6,135,508            2,310,697
Prepaid Assets                                                                                      39,419               37,588
Accrued interest receivable                                                                         13,659                1,500
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $     17,721,937     $     16,018,041
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash Distribution Payable - Note 5                                                        $      4,529,538     $              -
Accounts Payable and Accrued Expenses                                                              120,823               64,979
Due to Managing General Partner - Note 4                                                            63,428               82,705
Due to Independent General Partners - Note 4                                                        10,000               15,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                             4,723,789              162,684
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                           129,985              158,557
Limited Partners (66,929 Units)                                                                 12,868,163           15,696,800
                                                                                          ----------------     ----------------
   Total Partners' capital                                                                      12,998,148           15,855,357
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     17,721,937     $     16,018,041
                                                                                          ================     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenix, Inc.(A)(B)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       202,614
10% convertible promissory note due 5/29/98                              `                           212,120            212,120
Warrant to purchase 21,450 shares of Common Stock
   at $5.67 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927            414,734
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            519,392
75,000 shares of Preferred Stock(C)                                                                   53,030             27,140
                                                                                             ---------------    ---------------
                                                                                                     557,068            546,532
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,296
-------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)(D)
3,926 shares of Common Stock                                             Dec. 1987                   165,934            233,106
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             78,918
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc. (E)
200,709 shares of Common Stock                                           Apr. 1988                   150,532            150,532
   Nimbus Medical, L.P. (F)
   38,340 units of limited partnership interest                                                          635             29,522
                                                                                             ---------------    ---------------
                                                                                                     151,167            180,054
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          3,400,000
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A) (G)
294,953 Ordinary shares                                                  Sept. 1987                  250,000                  0
Option to purchase 147,476 Ordinary shares
   at $.20 per share, expiring 3/31/99                                                                     0                  0
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          1,379,444
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc. (H)
1,886,704 shares of Common Stock                                         Oct. 1987                   500,000            157,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.(A) (I)
384,982 shares of Common Stock                                           May 1991             $    1,097,258    $     3,638,549
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             66,504
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             47,341
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             32,460
                                                                                             ---------------    ---------------
                                                                                                   1,097,258          3,784,854
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            840,913
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    9,247,669    $    11,533,351
                                                                                              =================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(J)

                                                                                  Cost          Realized Loss            Return

Totals From Liquidated Portfolio Investments(K)                           $ 19,371,245        $   (7,988,351)   $    11,382,894
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                  Cost      Realized Net Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $ 28,618,914        $   (5,702,669)   $    22,916,245
                                                                          =====================================================


(A) Public company
(B) During June 1996, the Partnership made a $200,000 follow-on investment in Aprogenix, Inc., acquiring a 10% convertible note due 5/29/98 and a warrant to purchase 13,000 shares of common stock at $1.10 per share, expiring on 5/29/99. The Partnership paid a venture capital fee of $12,120 to the Managing General Partner relating to this investment. Additionally, in connection with this investment, the Partnership's warrant to purchase 16,458 shares of Aprogenix common stock for $7.39 per share was exchanged for a warrant to purchase 21,450 shares of Aprogenix common stock for $5.67 per share.
 (C)The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of the company's common stock.
(D) On June 10, 1996, HBO & Co. declared a 100% stock distribution. As a result, the Partnership received an additional 1,963 shares of HBO & Co. common stock.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS  - continued
December 31, 1996


(E) In connection with the sale of Nimbus Medical, Inc., completed in December 1996, the Partnership wrote-off $229,899 of its $380,431 investment in the company. The surviving entity was renamed Argonaut Medical, Inc.
(F) In February 1996, the Partnership received a $30,289 cash distribution from Nimbus Medical, L.P.
(G) During 1996, Bellara Medical Products, Ltd. merged with Pharmaction Pty Limited becoming Pharmaction Holdings Limited. As a result of the merger, the Partnership exchanged its 442,430 common shares of Bellara for 294,953 ordinary shares of Pharmaction Holdings and an option to purchase and additional 147,476 ordinary shares at $.20 per share.
(H) Pursuant to a letter agreement, the Partnership converted its Ultramed, Inc. preferred stock and promissory notes into 1,886,704 shares of common stock.
(I) In May 1996, UroCor, Inc. completed its initial public offering at $11 per share. In connection with the offering, the Partnership exchanged its 368,930 preferred shares for 384,982 common shares of the company.
(J) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1996.
(K) During May 1996, the Partnership sold its investment in Corvita Corporation for $4.33 million, realizing a gain of $1.94 million.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.














See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:


                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenix, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       625,719
Warrant to purchase 16,458 shares of Common Stock
   at $7.39 per share, expiring 10/15/98                                                                   0                  0
-------------------------------------------------------------------------------------------------------------------------------
Bellara Medical Products Ltd.(A)
442,430 shares of Common Stock                                           Sept. 1987                  250,000             36,810
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            532,700
75,000 shares of Preferred Stock                                                                      53,030             27,835
                                                                                             ---------------    ---------------
                                                                                                     557,068            560,535
-------------------------------------------------------------------------------------------------------------------------------
Corvita Corporation*(A)
410,765 shares of Common Stock                                           Aug. 1988                 2,394,797          3,204,002
Warrant to purchase 36,916 shares of Common Stock
   at $7 per share, expiring 11/1/99                                                                       0                  0
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            714,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            767,296
-------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)
1,963 shares of Common Stock                                             Dec. 1987                   165,934            149,727
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             95,854
-------------------------------------------------------------------------------------------------------------------------------
Nimbus Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   380,431            192,374
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                       30,924             76,316
                                                                                             ---------------    ---------------
                                                                                                     411,355            268,690
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          2,705,842
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          2,439,107
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
954,545 shares of Preferred Stock                                        Oct. 1987                   333,410                  0
18% Convertible Promissory Notes                                                                     159,090            150,000
12% Promissory Note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.
368,930 shares of Preferred Stock                                        May 1991            $     1,097,258    $     1,844,650
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             30,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0              6,297
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,097,258          1,880,947
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc*(A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            776,227
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $   11,690,534    $    13,668,256
                                                                                              =================================



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)


                                                                                    Cost        Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $   16,716,260      $   (9,693,973)   $     7,022,287
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



See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1996             1995               1994
                                                                           --------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                    $      229,112     $      128,996    $       104,856
   Interest and dividend income from portfolio
      investments - net                                                            11,741             (2,351)           (19,032)
                                                                           --------------     --------------    ---------------
   Total                                                                          240,853            126,645             85,824
                                                                           --------------     --------------    ---------------

   Expenses:
   Management fee - Note 4                                                        315,201            267,975            361,029
   Professional fees                                                              103,916             63,665             47,170
   Mailing and Printing                                                            49,381             43,526             10,940
   Insurance Expense                                                               74,579             85,240             43,986
   Custodial Fees                                                                   5,280              5,865              9,278
   Independent General Partners' fees - Note 4                                     12,377             15,000             15,000
   Miscellaneous                                                                   21,372             20,239             19,538
                                                                           --------------     --------------    ---------------
   Total                                                                          582,106            501,510            506,941
                                                                           --------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (341,253)          (374,865)          (421,117)

Net realized gain (loss) from investments                                       1,705,622             65,470         (2,822,688)
                                                                           --------------     --------------    ---------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                        1,364,369           (309,395)        (3,243,805)

Net change in unrealized appreciation or depreciation
   of investments                                                                 307,960          1,632,227           (618,032)
                                                                           --------------     --------------    ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                                        $    1,672,329     $    1,322,832    $    (3,861,837)
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1996                1995            1994
                                                                            -------------      --------------   ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $     (341,253)    $     (374,865)  $      (421,117)

Adjustments  to  reconcile  net  investment  loss to  cash  used  for  operating activities:
(Increase) decrease in prepaid expenses and
   accrued interest receivable                                                     (13,990)             9,928            (6,653)
Increase (decrease) in payables                                                     31,567             24,477           (19,407)
                                                                            --------------     --------------   ---------------
Cash used for operating activities                                                (323,676)          (340,460)         (447,177)
                                                                            --------------     --------------   ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Cost of portfolio investments purchased                                           (212,120)          (291,665)         (692,965)
Proceeds from the sale of portfolio investments                                  4,330,318            275,850           421,875
Cash distribution from investment in Limited Partnership                            30,289             57,944            62,052
Repayment of notes due from portfolio companies                                          -                  -           201,392
                                                                            --------------     --------------   ---------------
Cash provided from (used for) investing activities                               4,148,487             42,129            (7,646)
                                                                            --------------     --------------   ---------------

Increase (decrease) in cash and cash equivalents                                 3,824,811           (298,331)         (454,823)
Cash and cash equivalents at beginning of period                                 2,310,697          2,609,028         3,063,851
                                                                            --------------     --------------   ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                                $    6,135,508     $    2,310,697   $     2,609,028
                                                                            ==============     ==============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1994, 1995 and 1996


                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at December 31, 1993                              $    183,947             $    18,210,415            $     18,394,362

Net decrease in net assets resulting
from operations                                                (38,618)                 (3,823,219)                 (3,861,837)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1994                                   145,329                  14,387,196(A)               14,532,525

Net increase in net assets resulting
from operations                                                 13,228                   1,309,604                   1,322,832
                                                          ------------             ---------------            ----------------

Balance at December 31, 1995                                   158,557                  15,696,800(A)               15,855,357

Net increase in net assets resulting
from operations                                                 16,723                   1,655,606                   1,672,329

Accrued cash distribution, paid
January 30, 1997                                               (45,295)                 (4,484,243)                 (4,529,538)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1996                              $    129,985             $    12,868,163(A)         $     12,998,148
                                                          ============             ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation or depreciation of investments, was $192, $235, and $215 at December 31, 1996, 1995 and 1994, respectively.
     Such per unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.3 million at December 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1996, other timing differences totaling $8.2 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS

their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1996, the Partnership had a $7.5 million net loss from its venture capital investments including interest and other income from portfolio investments totaling $504,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1996, 1995 and 1994, the Partnership incurred venture capital fees of $12,000, $17,000 and $40,000 respectively. Cumulative venture capital fees incurred from inception to December 31, 1996 totaled $1.6 million.

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

5.     Cash Distributions

In November 1996, the General Partners approved a cash distribution to Partners totaling $4.5 million. The distribution was paid on January 30, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $4,484,243, or $67 per Unit, and the General Partner received $45,295. There were no cash distributions to Partners during the years ended December 31, 1995 or 1994. Cumulative cash distributions paid or accrued to Partners from inception to December 31, 1996, total $10,240,307; $10,137,904 to the Limited Partners, or approximately $151 per Unit, and $102,403 to the Managing General Partner.


WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS


6.       Classification of Investments

As of December 31, 1996, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value               of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      6,363,183           $     7,189,773               55.31%
Preferred Stock                                             2,452,111                 3,891,406               29.94%
Debt Securities                                               431,740                   422,650                3.25%
Limited Partnerships                                              635                    29,522                 .23%
                                                     ----------------           ---------------              -------
                                                     $      9,247,669           $    11,533,351               88.73%
                                                     ================           ===============               ======

Country/Geographic Region
United States                                        $      7,382,706           $    10,692,438               82.26%
United Kingdom                                              1,614,963                   840,913                6.47%
Australia                                                     250,000                         0                 .00%
                                                     ----------------           ---------------              -------
                                                     $      9,247,669           $    11,533,351               88.73%
                                                     ================           ===============               ======

Industry
Biotechnology                                        $      5,530,448           $     3,698,919               28.46%
Computer Systems                                              165,934                   233,106                1.79%
Medical Devices                                               651,167                   337,554                2.59%
Medical Services                                            1,097,258                 3,784,854               29.12%
Nutritional Products                                          451,457                    78,918                 .61%
Pharmaceuticals                                             1,351,405                 3,400,000               26.16%
                                                     ----------------           ---------------               ------
                                                     $      9,247,669           $    11,533,351               88.73%
                                                     ================           ===============               ======


* Percentage of net assets is based on fair value.


7.    Subsequent Event

On February 27, 1997, Oclassen Pharmeceuticals, Inc. merged with Watson Pharmaceuticals, Inc. As a result of the merger, the Partnership exchanged its 292,955 preferred shares of Oclassen for 108,321 common shares of Watson, of which 8,124 shares are to be held in escrow for a period of one year pursuant to the merger agreement.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The Independent General Partners

The Independent General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the general partners of business development companies under the 1940 Act. In addition to general fiduciary duties, the Independent General Partners, among other things, supervise the management arrangements of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and the activities of the Managing General Partner. As required by the 1940 Act, a majority of the general partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission issued an exemptive order declaring that Messrs. Elliott and White, the Independent General Partners of the Partnership, are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. Such individuals also comprise the Audit Committee of the Partnership.

Presented below is information concerning the Independent General Partners of the Partnership as of March 21, 1997:

Thomas E. White, Age 63, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
     Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners 2, L.P.
    ("WVP2").  From 1974 to 1983, Mr. White was Senior Vice President and
     Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 57, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP2, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.
     The Managing General Partner

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc., ("MVP"), a Delaware corporation, and (iii) BSW, Inc., ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Phillipe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees will be incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Presented below is information as of March 21, 1997 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. McGrath has been a director and/or officer of MVH since June 1990. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Stephen M. McGrath, Sr., Age 61, Vice President and Director
     Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

Gerald A. Rothstein, Age 54, Vice President
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for the creation of Opco's international research department and focuses upon the emerging markets of Latin America and India. Mr. Rothstein has served on Opco's Management Committee since 1983 and is also a member of Opco's Commitment and Due Diligence committees.

Ann O. Fusco, Age 42, Vice President
       Ms. Fusco has been Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Oppenheimer & Co., Inc. since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by OHI. The Sub-Manager is wholly-owned by Phillipe L. Sommer. Presented below is information concerning Mr. Sommer as of March 27, 1997.

Philippe L. Sommer, Age 45, Executive Vice President and Managing Director
     Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW and one portfolio company of WVP2. He has been involved in health-care industry management for the past 15 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

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

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners. During 1996, Thomas White, an Independent General Partner of the Partnership, received an $11,600 payment from the Partnership relating to legal services in connection with the Sub-Management Agreement.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference.

For the year ended December 31, 1996, the Managing General Partner was allocated $16,700 of the Partnership's net increase in net assets from operations. For the year ended December 31, 1995, the Managing General Partner was allocated $13,200 of the Partnership's net increase in net assets from operations and for the year ended December 31, 1994, the Managing General Partner was allocated $38,600 of the Partnership's net decrease in net assets from operations.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner received management fees of $315,000, $268,000, and $361,000 respectively.

In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Phillipe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees will be incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner received venture capital fees of $12,000, $17,000 and $40,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH, and the Sub-Manager own as a group ten Units, or less than one-tenth of one percent of the total Units outstanding.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11, Executive Compensation, is incorporated herein by reference.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements.

              Independent Auditors' Report

              Balance Sheets as of December 31, 1996 and 1995

              Schedule of Portfolio Investments as of December 31, 1996

              Schedule of Portfolio Investments as of December 31, 1995

              Statements of Operations for the years ended December 31, 1996, 1995 and 1994

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

              Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

              Notes to Financial Statements

       2.     Exhibits

              3.1   Amended and Restated Certificates of Limited Partnership(3)

              3.2 Amendment to Amended and Restated Certificate of Limited Partnership(3)

              3.3   Partnership Agreement(1)

              3.4   Amendment No. 1 to the Partnership Agreement(2)

              4     Articles Five through Eleven of the Partnership Agreement(1)

              10.1 Management Agreement between the Partnership and the Managing General Partner(2)

              [?] Sub-Management agreement among the Partnership, the Managing General Partner and the Sub-Manager(4)

              27    Financial Data Schedule

              28.1 Custodian Agreement between the Partnership and Investors Fiduciary Trust Company(1)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

-------------------------------

(1) Filed as an exhibit to the Partnership's Registration Statement on Form N-2 (33-11926), and incorporated herein by reference.

(2) Filed as an exhibit to the Partnership's Report on Form 8-K dated July 10, 1990 and incorporated herein by reference.

(3) Filed as an exhibit to the Partnership's Report on Form 10-K for the year ended December 31, 1990.

(4) Filed as an exhibit to the Partnership's proxy statement dated May 17, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1997.

WESTMED VENTURE PARTNERS, L.P.

By:  WestMed Venture Management, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Stephen McGrath
     Stephen McGrath
     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 27th day of March 1997.

WESTMED VENTURE
MANAGEMENT, L.P.                                 Managing General Partner of WestMed Venture Partners, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed Venture Management, L.P.


By:  /s/ Stephen McGrath                         Executive Vice President (principal executive officer) of Medical
Stephen McGrath                                  Venture Holdings, Inc.


By:  /s/ Ann Oliveri Fusco                       Vice President (principal financial and accounting officer) of Medical    Ann
Oliveri Fusco                                    Venture Holdings, Inc.


By:  /s/ Thomas E. White                         General Partner of WestMed Venture Partners, L.P.
     Thomas E. White


By:  /s/ Robert A. Elliott                       General Partner of WestMed Venture Partners, L.P.
     Robert A. Elliott