Form 10-Q
period 1997-03-31
WESTMED VENTURE PARTNERS LP
filed 1997-05-15
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1997


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments at March 31, 1997 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       March 31, 1997         December 31,
                                                                                         (UNAUDITED)                 1996
ASSETS

Portfolio investments, at fair value (cost $8,665,069 at
   March 31, 1997 and $9,247,669 at December 31, 1996)                                 $      11,136,996       $      11,533,351
Cash and cash equivalents                                                                      2,025,653               6,135,508
Prepaid assets                                                                                    29,446                  39,419
Receivable from securities sold                                                                   36,509                       -
Accrued interest receivable                                                                       17,998                  13,659
                                                                                       -----------------       -----------------

TOTAL ASSETS                                                                           $      13,246,602       $      17,721,937
                                                                                       =================       =================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                              $               -       $       4,529,538
Accounts payable and accrued expenses                                                            115,047                 120,823
Due to Managing General Partner                                                                   65,645                  63,428
Due to Independent General Partners                                                                2,500                  10,000
                                                                                       -----------------       -----------------
   Total Liabilities                                                                             183,192               4,723,789
                                                                                       -----------------       -----------------

Partners' Capital:
Managing General Partner                                                                         130,637                 129,985
Limited Partners (66,929 Units)                                                               12,932,773              12,868,163
                                                                                       -----------------       -----------------
   Total Partners' Capital                                                                    13,063,410              12,998,148
                                                                                       -----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      13,246,602       $      17,721,937
                                                                                       =================       =================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1997

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       126,836
10% convertible promissory note due 5/29/98                              `                           212,120            212,120
Warrant to purchase 21,450 shares of Common Stock
   at $5.67 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927            338,956
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            404,895
75,000 shares of Preferred Stock(C)                                                                   53,030             21,157
                                                                                             ---------------    ---------------
                                                                                                     557,068            426,052
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.* (B)
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,265
Convertible note due 9/30/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,295
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             61,981
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc. (D)
200,709 shares of Common Stock                                           Apr. 1988                    30,107             30,107
   Nimbus Medical, L.P. (D)
   38,340 units of limited partnership interest                                                            0                  0
                                                                                             ---------------    ---------------
                                                                                                      30,107             30,107
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194            768,100
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc. (E)
1,886,704 shares of Common Stock                                         Oct. 1987                   500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (H)
374,982 shares of Common Stock                                           May 1991                  1,051,652          3,426,959
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             64,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             44,525
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             29,925
                                                                                             ---------------    ---------------
                                                                                                   1,051,652          3,565,409
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A) (F)
108,321 shares of Common Stock                                           Jan. 1989                 1,351,405          3,799,868
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,471,728
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    8,665,069    $    11,136,996
                                                                                              =================================

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March  31, 1997


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(G)

                                                                                  Cost          Realized Loss            Return

Totals From Liquidated Portfolio Investments(H)                           $ 19,953,845        $   (8,030,116)   $    11,923,729
                                                                          =====================================================

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                  Cost      Realized Net Loss        and Return

Totals From Active and Liquidated Portfolio Investments                   $ 28,618,914        $   (5,558,189)   $    23,060,725
                                                                          =====================================================




(A) Public company
(B) In February 1997, the expiration date of the Partnership's convertible promissory note due from Exocell, Inc. was extended from 3/31/97 to 9/30/97.
(C) The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of the company's common stock.
(D) In January 1997, the Partnership received a $120,425 cash distribution from Argonaut Medical, Inc. and a $29,522 cash distribution from Nimbus Medical, L.P.
 (E) On February 1, 1997, the Partnership's warrant to purchase 7,500 common shares of Ultramed, Inc. at $.05 per share expired unexercised.
 (F)On February 27, 1997, Oclassen Pharmaceuticals, Inc. merged with Watson Pharmaceuticals, Inc. As a result of the merger, the Partnership exchanged its 292,955 preferred shares of Oclassen for 108,321 common shares of Waston, of which 8,124 shares are to be held in escrow for a period of one year pursuant to the merger agreement.
(G) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1997.
(H) During the quarter, the Partnership sold the following portfolio investments:
     3,926 common shares of HBO & Co. for $244,385, realizing a gain of $78,451. 294,953 ordinary shares of Pharmaction Holdings, Ltd. for $36,509, realizing a loss of $213,491. 10,000 common shares of UroCor Inc. for $109,994, realizing a gain of $64,388.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.




See notes to financial statements.

 WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1997                1996
                                                                                             -------------      ---------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $    37,729        $      26,449
   Interest, dividend and other income from portfolio investments                                    5,090                   79
                                                                                               -----------        -------------
   Total                                                                                            42,819               26,528
                                                                                               -----------        -------------

   Expenses:
   Management fee                                                                                   65,645               78,403
   Professional fees                                                                                13,851               22,983
   Insurance expense                                                                                21,290               21,266
   Mailing and printing                                                                             12,670                9,746
   Independent General Partners' fees                                                                2,500                3,750
   Custodial fees                                                                                    1,331                1,427
   Miscellaneous                                                                                     4,750                2,002
                                                                                               -----------        -------------
   Total                                                                                           122,037              139,577
                                                                                               -----------        -------------

NET INVESTMENT LOSS                                                                                (79,218)            (113,049)

Net realized loss from investments                                                                 (41,765)                   -
                                                                                               ------------       -------------

NET REALIZED LOSS FROM OPERATIONS                                                                 (120,983)            (113,049)

Net change in unrealized appreciation or depreciation
   of investments                                                                                  186,245             (140,182)
                                                                                               -----------        -------------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING
   FROM OPERATIONS (allocable to Partners)                                                     $    65,262        $    (253,231)
                                                                                               ===========        =============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                 1997                1996
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (79,218)     $      (113,049)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                             5,634                9,301
(Decrease) increase in payables                                                                    (11,059)               2,712
                                                                                            --------------      ---------------
Cash used for operating activities                                                                 (84,643)            (101,036)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                        354,379                    -
Cash distributions received                                                                        149,947               30,289
                                                                                            --------------      ---------------
Cash provided from investing activities                                                            504,326               30,289
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                              (4,529,538)                   -
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                           (4,109,855)             (70,747)
Cash and cash equivalents at beginning of period                                                 6,135,508            2,310,697
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    2,025,653      $     2,239,950
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at beginning of period                            $     129,985            $    12,868,163            $     12,998,148

Net increase in net assets resulting
from operations                                                     652                     64,610                      65,262
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     130,637            $    12,932,773(A)         $     13,063,410
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $193 at March 31, 1997. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $2.5 million at March 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1997, other timing differences totaling $8.2 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1997, the Partnership had a $7.5 million net loss from its venture capital investments including interest and other income from portfolio investments totaling $509,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred for the three months ended March 31, 1997. Cumulative venture capital fees incurred from inception to March 31, 1997 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



5.       Classification of Investments

As of March 31, 1997, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      7,132,623           $    10,228,924               78.30%
Preferred Stock                                               767,296                   485,422                3.71%
Debt Securities                                               795,150                   422,650                3.24%
Limited Partnerships                                                0                         0                 .00%
                                                     ----------------           ---------------              -------
                                                     $      8,665,069           $    11,136,996               85.25%
                                                     ================           ===============               ======

Country/Geographic Region
United States                                        $      7,050,106           $     9,665,268               73.99%
United Kingdom                                              1,614,963                 1,471,728               11.26%
                                                     ----------------           ---------------              -------
                                                     $      8,665,069           $    11,136,996               85.25%
                                                     ================           ===============               ======

Industry
Biotechnology                                        $      5,280,448           $     3,522,131               26.96%
Medical Devices                                               530,107                   187,607                1.44%
Medical Services                                            1,051,652                 3,565,409               27.29%
Nutritional Products                                          451,457                    61,981                 .47%
Pharmaceuticals                                             1,351,405                 3,799,868               29.09%
                                                     ----------------           ---------------               ------
                                                     $      8,665,069           $    11,136,996               85.25%
                                                     ================           ===============               ======


* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

During the first quarter of 1997, the Partnership realized a $504,326 return from cash distributions received and proceeds from the sale of certain of its publicly-traded investments. No new or follow-on investments were made during the three months ended March 31, 1997.

At March 31, 1997, the Partnership held $2.0 million in cash and short-term investments: $498,000 in short-term securities with maturities of less than one year and $1.5 million in an interest-bearing cash account. For the three months ended March 31, 1997, the Partnership earned $37,729 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future follow-on investments and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1997 and 1996, the Partnership had a net realized loss from operations of $120,983 and $113,049, respectively. Net realized gain or loss from operations is comprised of (i) net realized gains or losses from portfolio investments and (ii) net investment income or loss (interest and dividends less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a net realized loss of $41,765 from the sale of certain portfolio investments. In February 1997, the Partnership sold its 3,926 shares of HBO & Co. common stock for $244,385, resulting in a realized gain of $78,451. Also in February 1997, the Partnership sold 10,000 common shares of UroCor, Inc. for $109,994, resulting in a realized gain of $64,388. In March 1997, the Partnership sold its 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,509, resulting in a realized loss of $213,491. In addition to these sales, the Partnership received cash distributions from Argonaut Medical, Inc. and Nimbus Medical, L.P. totaling $149,947, resulting in a realized gain of $28,887.

There were no realized gains and losses from portfolio investments for the three months ended March 31, 1996.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1997 and 1996 was $79,218 and $113,049, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period was partially due to an $11,280 increase in interest from short-term investments, resulting from an increase in funds available for such investments. Interest and dividend income from portfolio investments also increased by $5,011 for the first three months of 1997 compared to the same period in 1996 due to accrued interest from a promissory note due from Aprogenex, Inc., which was purchased in June 1996. Operating expenses decreased by $17,540, resulting mainly from reduced management fees as discussed below. Additionally, a decrease in professional fees was mostly offset by an increase in other expenses for the 1997 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the three months ended March 31, 1997 and 1996, the management fee was $65,645 and $78,403, respectively. The reduced management fee for the 1997 period reflects the reduced net asset value of the Partnership, primarily resulting from the cash distribution accrued at December 31, 1996 and paid to Partners in January 1997.

To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1997, the Partnership had an $82,000 net unrealized gain, resulting from the net upward revaluation of its publicly-held portfolio investments for the quarter. Unrealized appreciation was further increased by the transfer of $103,917 from unrealized loss to realized loss relating to the securities sold during the quarter, as discussed above. The $82,328 unrealized gain and the net $103,917 transfer to realized loss resulted in a $186,245 net increase to net unrealized appreciation of investments for the three month period.

For the three months ended March 31, 1996, the Partnership had a $140,182 decrease to net unrealized appreciation of investments, primarily due to the net downward revaluation of its publicly-held portfolio investments.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At March 31, 1997, the Partnership's net assets were $13.1 million, reflecting an increase of $65,262 from $13.0 million at December 31, 1996. This increase was comprised of the $186,245 increase to net unrealized appreciation of investments partially offset by the $121,983 net realized loss from operations for the three month period.

At March 31, 1996, the Partnership's net assets were $15.6 million, reflecting a decrease of $253,231 from $15.9 million at December 31, 1995. This decrease was comprised of the $140,182 decrease to net unrealized appreciation of investments and the $113,049 net realized loss from operations for the three month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at March 31, 1997 and December 31, 1996 was $193 and $192, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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




Date:         May 15, 1997