Form 10-Q
period 1997-06-30
WESTMED VENTURE PARTNERS LP
filed 1997-08-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1997


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments at June 30, 1997 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                        June 30, 1997            December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments, at fair value (cost $6,545,709 at
   June 30, 1997 and $9,247,669 at December 31, 1996)                                  $       6,164,399       $      11,533,351
Cash and cash equivalents                                                                      3,039,161               6,135,508
Receivable from securities sold                                                                3,896,333                       -
Accrued interest receivable                                                                       25,538                  13,659
Prepaid assets                                                                                    10,554                  39,419
                                                                                       -----------------       -----------------

TOTAL ASSETS                                                                           $      13,135,985       $      17,721,937
                                                                                       =================       =================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                              $               -       $       4,529,538
Accounts payable and accrued expenses                                                            109,866                 120,823
Due to Managing General Partner                                                                   63,226                  63,428
Due to Independent General Partners                                                                5,000                  10,000
                                                                                       -----------------       -----------------
   Total Liabilities                                                                             178,092               4,723,789
                                                                                       -----------------       -----------------

Partners' Capital:
Managing General Partner                                                                         129,582                 129,985
Limited Partners (66,929 Units)                                                               12,828,311              12,868,163
                                                                                       -----------------       -----------------
   Total Partners' Capital                                                                    12,957,893              12,998,148
                                                                                       -----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      13,135,985       $      17,721,937
                                                                                       =================       =================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1997

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $             0
10% convertible promissory note due 5/29/98                              `                           212,120                  0
Warrant to purchase 21,450 shares of Common Stock
   at $5.67 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927                  0
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            440,103
75,000 shares of Preferred Stock(C)                                                                   53,030             22,997
                                                                                             ---------------    ---------------
                                                                                                     557,068            463,100
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,265
Convertible note due 9/30/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,295
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             90,089
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                    30,107             30,107
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                            0                  0
                                                                                             ---------------    ---------------
                                                                                                      30,107             30,107
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,886,704 shares of Common Stock                                         Oct. 1987                   500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (D)
334,982 shares of Common Stock                                           May 1991                    839,532          3,140,456
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             65,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             45,650
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             39,375
                                                                                             ---------------    ---------------
                                                                                                     839,532          3,290,481
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A) (D)
8,124 shares of Common Stock                                             Jan. 1989                   101,359            257,429
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,358,398
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    6,545,709    $     6,164,399
                                                                                              =================================

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1997


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                   Cost         Realized Loss            Return

Totals From Liquidated Portfolio Investments(D)                          $   22,073,205       $   (5,206,459)   $    16,866,746
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return

Totals From Active and Liquidated Portfolio Investments                  $   28,618,914       $   (5,587,769)   $    23,031,145
                                                                         ======================================================




(A) Public company
 (B)Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1997.
(C) The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of the company's common stock.
(D)During the quarter, the Partnership sold the following portfolio investments:
   40,000 common shares of UroCor for $379,982, realizing a gain of $167,862. 125,404 common shares of Somatogen for $666,660, realizing a gain of $9,466. 100,197 common shares of Watson Pharmaceuticals (Oclassen) for $3,896,375, realizing a gain of $2,646,329.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.




See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                         June 30,

                                                                     1997             1996             1997           1996
                                                                --------------    ------------   --------------    -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $      24,448    $       41,960  $     62,177   $        68,409
   Interest, dividends and other income from
     portfolio investments                                              5,436                79        10,526               158
                                                                -------------    --------------  ------------   ---------------
   Total                                                               29,884            42,039        72,703            68,567
                                                                -------------    --------------  ------------   ---------------

   Expenses:
   Management fee                                                      63,226            85,529       128,871           163,932
   Professional fees                                                   15,813            35,250        34,164            58,233
   Mailing and printing                                                 5,463             6,768        18,133            16,514
   Insurance expense                                                   18,892            18,251        40,182            39,517
   Custodial fees                                                         (73)            1,279         1,258             2,706
   Independent General Partners' fees                                   2,500             3,627         5,000             7,377
   Miscellaneous                                                            -             1,212           250             3,214
                                                                -------------    --------------  ------------   ---------------
   Total                                                              105,821           151,916       227,858           291,493
                                                                -------------    --------------  ------------   ---------------

NET INVESTMENT LOSS                                                   (75,937)         (109,877)     (155,155)         (222,926)

Net realized gain from portfolio investments                        2,823,657         1,935,521     2,781,892         1,935,521
                                                                -------------    --------------  ------------   ---------------

NET REALIZED GAIN FROM
   OPERATIONS                                                       2,747,720         1,825,644     2,626,737         1,712,595

Net change in unrealized appreciation or
   depreciation of investments                                     (2,853,237)          759,711    (2,666,992)          619,529
                                                                -------------    --------------  ------------   ---------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                             $    (105,517)   $    2,585,355  $    (40,255)  $     2,332,124
                                                                =============    ==============  ============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                 1997                1996
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $     (155,155)     $      (222,926)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                            16,986               27,934
(Decrease) increase in payables                                                                    (16,159)              46,356
                                                                                            --------------      ---------------
Cash used for operating activities                                                                (154,328)            (148,636)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                  1,437,572            4,330,318
Cost of portfolio investments purchased                                                                  -             (212,120)
Cash distribution received                                                                         149,947               30,289
                                                                                            --------------      ---------------
Cash provided from investing activities                                                          1,587,519            4,148,487
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                              (4,529,538)                   -
                                                                                            --------------      ---------------

(Decrease) increase in cash and cash equivalents                                                (3,096,347)           3,999,851
Cash and cash equivalents at beginning of period                                                 6,135,508            2,310,697
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    3,039,161      $     6,310,548
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at beginning of period                            $     129,985            $    12,868,163            $     12,998,148

Net decrease in net assets resulting
from operations                                                    (403)                   (39,852)                    (40,255)
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     129,582            $    12,828,311(A)         $     12,957,893
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $192 at June 30, 1997. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $381,310 at June 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1997, other timing differences totaling $8.2 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1997, the Partnership had a $4.7 million net loss from its venture capital investments including interest and other income from portfolio investments totaling $515,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred during the six months ended June 30, 1997. Cumulative venture capital fees incurred from inception to June 30, 1997 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


5.     Subsequent Event - Cash Distribution

In August 1997, the General Partners approved a cash distribution to Partners totaling $5,543,614. Limited Partners will receive $5,488,178, or $82 per Unit, and the General Partners will receive $55,436. The distribution will be paid in October 1997 to Limited Partners of record on September 30, 1997.


6.       Classification of Investments

As of June 30, 1997, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      5,513,263           $     5,624,107               43.40%
Preferred Stock                                               767,296                   487,262                3.76%
Debt Securities                                               265,150                    53,030                 .41%
                                                     ----------------           ---------------              -------
                                                     $      6,545,709           $     6,164,399               47.57%
                                                     ================           ===============               ======

Country/Geographic Region
Eastern U.S.                                         $      1,718,753           $       764,884                5.90%
Midwestern U.S.                                               839,532                 3,290,481               25.40%
Southern U.S.                                               1,683,927                         0                0.00%
Western U.S.                                                  688,534                   750,636                5.79%
United Kingdom                                              1,614,963                 1,358,398               10.48%
                                                     ----------------           ---------------              -------
                                                     $      6,545,709           $     6,164,399               47.57%
                                                     ================           ===============               ======

Industry
Biotechnology                                        $      4,623,254           $     2,338,793               18.05%
Medical Devices                                               530,107                   187,607                1.45%
Medical Services                                              839,532                 3,290,481               25.39%
Nutritional Products                                          451,457                    90,089                 .69%
Pharmaceuticals                                               101,359                   257,429                1.99%
                                                     ----------------           ---------------              -------
                                                     $      6,545,709           $     6,164,399               47.57%
                                                     ================           ===============               ======


* Percentage of net assets is based on fair value.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

At June 30, 1997, the Partnership held $3.0 million in cash and cash equivalents, consisting of $1.3 million in short-term securities with maturities of less than one year and $1.7 in an interest-bearing cash account. For the three and six months ended June 30, 1997, the Partnership earned $24,400 and $62,200 of interest from such investments, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

As discussed below, during the six months ended June 30, 1997, the Partnership liquidated certain portfolio investments for net proceeds totaling $5.5 million. Approximately $1.6 million of such proceeds had been collected as of June 30, 1997, with the remaining $3.9 million received in July 1997.

Subsequent to the end of the quarter, in August 1997, the General Partners approved a cash distribution to Partners totaling $5,543,614. Limited Partners will receive $5,488,178, or $82 per Unit, and the General Partners will receive $55,436. The distribution will be paid in October 1997 to Limited Partners of record on September 30, 1997.

It is anticipated that funds needed to cover the Partnership's future follow-on investments in existing companies and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership had a $2.7 million and a $2.6 million net realized gain from operations, respectively. For the three and six months ended June 30, 1996, the Partnership had a net realized gain from operations of $1.8 million and $1.7 million, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For both the three and six months ended June 30, 1997, the Partnership had a net realized gain from its portfolio investments of $2.8 million. During the second quarter of 1997, the Partnership sold 40,000 common shares of UroCor, Inc. for $379,982, realizing a gain of $167,862, its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466, and 100,197 common shares of Watson Pharmaceuticals, Inc. for $3,896,375, realizing a gain of $2,646,329. During the first quarter of 1997, the Partnership sold its remaining 3,926 shares of HBO & Co., Inc. common stock for $244,385, realizing a gain of $78,451, 10,000 common shares of UroCor, Inc. for $109,994, realizing a gain of $64,388, and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd for $36,509, realizing a loss of $213,491. Additionally during the quarter, the Partnership received cash distributions from Argonaut Medical, Inc. and Nimbus Medical, LP. totaling $149,947, resulting in a realized gain of $28,887.

For the three and six months ended June 30, 1996, the Partnership had a net realized gain from its portfolio investments of $1.9 million. During May 1996, in connection with the merger of Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4.3 million, realizing a gain of $1.9 million.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1997 and 1996 was $75,900 and $109,900, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period resulted from a $46,100 decrease in operating expenses, offset by a $12,100 decrease in investment income. The decrease in operating expenses includes a $19,400 decrease in professional fees and a $22,300 decrease in the management fee, as discussed below. Professional fees were higher for the 1996 period, primarily due to legal fees incurred in connection with the preparation of a proxy statement relating to the Special Meeting of Limited Partners held on June 21, 1996. The decrease in investment income primarily resulted from a $17,500 reduction in interest earned from short-term investments for the 1997 period compared to the same period in 1996 due to a reduction of cash available for investment in such securities during the 1997 period. The reduced amount of cash invested in short-term securities during the 1997 period reflects the $4.5 million cash distribution paid to Partners in January 1997.

Net investment loss for the six months ended June 30, 1997 and 1996 was $155,200 and $222,900, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period includes a $63,600 decrease in operating expenses and a $4,100 increase in investment income. The decrease in operating expenses includes a $35,000 decrease in management fees, as discussed below, and a $24,000 decrease in professional fees for the 1997 period compared to the same period in 1996. As discussed above, 1996 professional fees include legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Professional fees in 1996 also include certain adjustments to accrued audit and tax fees for the six months ended June 30, 1996.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. Additionally, the Managing General Partner has agreed to reduce the management fee payable by the Partnership for any director's fees earned by the Managing General Partner from any of the Partnership's portfolio companies. For the three months ended June 30, 1997 and 1996, the management fee was $63,000 and $86,000, respectively. For the six months ended June 30, 1997 and 1996, the management fee was $129,000 and $164,000, respectively. The reduced management fee for the 1997 periods compared to the 1996 periods reflects the reduced net asset value of the Partnership, primarily resulting from the cash distribution accrued at December 31, 1996 and paid to Partners in January 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1997, the Partnership had a $207,100 net unrealized loss, resulting from the net downward revaluation of certain portfolio investments during the period. Additionally, $2.5 million was transferred from unrealized gain to realized gain relating to the Partnership's investment sales during the period, as discussed above. As a result, net unrealized appreciation of investments declined $2.7 million for the six month period.

For the six months ended June 30, 1996, the Partnership had a $936,000 net unrealized gain primarily due to the net upward revaluation of its investment in UroCor, Inc. due to the completion of that company's initial public offering in May 1996. Additionally, during the six month period, $317,000 was transferred from unrealized gain to realized gain relating to the sale of the Partnership's investment in Corvita, as discussed above. The $936,000 unrealized gain, partially offset by the $317,000 transfer from unrealized gain to realized gain, resulted in a $619,000 increase to net unrealized appreciation of investments for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At June 30, 1997, the Partnership's net assets were $13.0 million, reflecting a decline of only $40,000 from net assets at December 31, 1996. This $40,000 decrease resulted from the $2.67 million decrease to net unrealized appreciation of investments exceeding the $2.63 million net realized gain from operations for the six month period.

At June 30, 1996, the Partnership's net assets were $18.2 million, reflecting an increase of $2.3 million from $15.9 million at December 31, 1995. The $2.3 million increase was comprised of the $619,000 increase to net unrealized appreciation of investments and the $1.7 million net realized gain from operations for the six month period.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was unchanged at $192 for both June 30, 1997 and December 31, 1996. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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



Date:         August 14, 1997