Form 10-Q
period 1997-09-30
WESTMED VENTURE PARTNERS LP
filed 1997-11-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1997


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments at September 30, 1997 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       September 30,
                                                                                            1997                 December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments, at fair value (cost $5,332,762 at
   September 30, 1997 and $9,247,669 at December 31, 1996)                             $       5,264,125       $      11,533,351
Cash and cash equivalents                                                                      7,317,852               6,135,508
Accrued interest receivable                                                                        2,635                  13,659
Prepaid assets                                                                                    44,307                  39,419
                                                                                       -----------------       -----------------

TOTAL ASSETS                                                                           $      12,628,919       $      17,721,937
                                                                                       =================       =================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                              $       5,543,614       $       4,529,538
Accounts payable and accrued expenses                                                            103,221                 120,823
Due to Managing General Partner                                                                   34,873                  63,428
Due to Independent General Partners                                                                7,500                  10,000
                                                                                       -----------------       -----------------
   Total Liabilities                                                                           5,689,208               4,723,789
                                                                                       -----------------       -----------------

Partners' Capital:
Managing General Partner                                                                          69,401                 129,985
Limited Partners (66,929 Units)                                                                6,870,310              12,868,163
                                                                                       -----------------       -----------------
   Total Partners' Capital                                                                     6,939,711              12,998,148
                                                                                       -----------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $      12,628,919       $      17,721,937
                                                                                       =================       =================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1997

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)(E)
476,739 shares of Common Stock                                           Jan. 1989           $       490,602    $             0
10% convertible promissory note due 5/29/98                              `                           212,120                  0
Warrant to purchase 21,450 shares of Common Stock
   at $5.67 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                     702,722                  0
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            418,133
75,000 shares of Preferred Stock(C)                                                                   53,030             21,849
                                                                                             ---------------    ---------------
                                                                                                     557,068            439,982
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,265
Convertible note due 9/30/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,295
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             92,844
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                    30,107             30,107
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                            0                  0
                                                                                             ---------------    ---------------
                                                                                                      30,107             30,107
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,886,704 shares of Common Stock                                         Oct. 1987                   500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (D)
284,982 shares of Common Stock                                           May 1991                    607,790          2,493,592
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             60,000
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             40,028
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             33,750
                                                                                             ---------------    ---------------
                                                                                                     607,790          2,627,370
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A)
8,124 shares of Common Stock                                             Jan. 1989                   101,359            364,057
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963          1,034,970
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    5,332,762    $     5,264,125
                                                                                              =================================

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1997


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                   Cost         Realized Loss            Return

Totals From Liquidated Portfolio Investments(D)                          $   23,286,152       $   (5,980,428)   $    17,305,724
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return

Totals From Active and Liquidated Portfolio Investments                  $   28,618,914       $   (6,049,065)   $    22,569,849
                                                                         ======================================================




(A) Public company
 (B)Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1997.
(C) The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of the company's common stock.
(D) During the quarter, the Partnership sold 50,000 common shares of UroCor for $438,978, realizing a gain of $207,236. (E) As of September 30, 1997, the Partnership wrote-off $981,205 of the cost of its common stock investment in Aprogenex, Inc.
    Additionally, the Partnership wrote-off $21,872 of accrued interest relating to the promissory note due from the company.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.




See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                 1997             1996               1997             1996
                                                            --------------   ---------------   --------------   ----------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                      $      87,329    $       82,893   $      149,506   $       151,302
   Interest, dividend and other income from
     portfolio investments                                         (21,872)               79          (11,346)              237
                                                             -------------    --------------   --------------   ---------------
   Total                                                            65,457            82,972          138,160           151,539
                                                             -------------    --------------   --------------   ---------------

   Expenses:
   Management fee                                                   34,873            87,841          163,744           251,773
   Professional fees                                                17,538            27,125           51,702            85,358
   Mailing and printing                                              5,782             3,773           23,915            20,287
   Insurance expense                                                17,040            18,517           57,222            58,034
   Custodial fees                                                      996             1,118            2,254             3,824
   Independent General Partners' fees                                2,500             2,500            7,500             9,877
   Miscellaneous                                                         -               158              250             3,372
                                                             -------------    --------------   --------------   ---------------
   Total                                                            78,729           141,032          306,587           432,525
                                                             -------------    --------------   --------------   ---------------

NET INVESTMENT LOSS                                                (13,272)          (58,060)        (168,427)         (280,986)

Net realized gain (loss) from portfolio
   investments                                                    (773,969)                -        2,007,923         1,935,521
                                                             -------------    --------------   --------------   ---------------

NET REALIZED GAIN (LOSS)
   FROM OPERATIONS                                                (787,241)          (58,060)       1,839,496         1,654,535

Net change in unrealized appreciation or
   depreciation of investments                                     312,673          (648,976)      (2,354,319)          (29,447)
                                                             -------------    --------------   --------------   ---------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS
   (allocable to Partners)                                   $    (474,568)   $     (707,036)  $     (514,823)  $     1,625,088
                                                             =============    ==============   ==============   ===============

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 1997


                                                                                                  1997               1996
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (168,427)   $      (280,986)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in accrued interest receivable and other assets                                    6,136            (18,254)
(Decrease) increase in payables                                                                      (48,657)            38,011
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (210,948)          (261,229)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    5,922,830          4,330,318
Cost of portfolio investments purchased                                                                    -           (212,120)
Cash distribution from Nimbus Medical L.P.                                                                 -             30,289
                                                                                              --------------    ---------------
Cash provided from investing activities                                                            5,922,830          4,148,487
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
Cash distribution paid to Partners                                                                (4,529,538)                 -
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                              1,182,344          3,887,258
Cash and cash equivalents at beginning of period                                                   6,135,508          2,310,697
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    7,317,852    $     6,197,955
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at beginning of period                            $     129,985            $    12,868,163            $     12,998,148

Cash distribution, accrued                                      (55,436)                (5,488,178)                 (5,543,614)

Net decrease in net assets resulting
from operations                                                  (5,148)                  (509,675)                   (514,823)
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $      69,401            $     6,870,310(A)         $      6,939,711
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized depreciation of investments, was $103 at September 30, 1997. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

On July 22, 1997, CIBC Wood Gundy Securities Corp., the broker dealer subsidiary of the Canadian Imperial Bank of Commerce, entered into a definitive agreement to acquire Oppenheimer Holdings, Inc., the parent of OPCO. On November 3, 1997, the transaction was consummated and the new name of OPCO is CIBC Oppenheimer Corp. The limited partnership interest in the Managing General Partner that was previously held by Oppenheimer Holdings, Inc., is now held by CIBC Oppenheimer Corp.

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership's originally scheduled termination date was December 31, 1997, with provision for extension for two additional two year periods. The General Partners have elected not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement and Delaware Law, the General Partner will continue to manage the

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $68,637 at September 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1997, other timing differences totaling $8.2 million, relating to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1997, the Partnership had a $5.5 million net loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred during the nine months ended September 30, 1997. Cumulative venture capital fees incurred from inception to September 30, 1997 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


5.     Subsequent Event - Cash Distribution

In August 1997, the General Partners approved a cash distribution to Partners totaling $5,543,614. The distribution was paid on October 22, 1997 to Limited Partners of record on September 30, 1997. Limited Partners received $5,488,178, or $82 per Unit, and the General Partners received $55,436.

6.       Classification of Investments

As of September 30, 1997, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      4,300,316           $     4,724,981               68.09%
Preferred Stock                                               767,296                   486,114                7.00%
Debt Securities                                               265,150                    53,030                 .77%
                                                     ----------------           ---------------              -------
                                                     $      5,332,762           $     5,264,125               75.86%
                                                     ================           ===============               ======

Country/Geographic Region
Eastern U.S.                                         $      1,718,753           $       767,639               11.06%
Midwestern U.S.                                               607,790                 2,627,370               37.86%
Southern U.S.                                                 702,722                         0                0.00%
Western U.S.                                                  688,534                   834,146               12.02%
United Kingdom                                              1,614,963                 1,034,970               14.92%
                                                     ----------------           ---------------              -------
                                                     $      5,332,762           $     5,264,125               75.86%
                                                     ================           ===============               ======

Industry
Biotechnology                                        $      3,642,049           $     1,992,247               28.71%
Medical Devices                                               530,107                   187,607                2.70%
Medical Services                                              607,790                 2,627,370               37.86%
Nutritional Products                                          451,457                    92,844                1.34%
Pharmaceuticals                                               101,359                   364,057                5.25%
                                                     ----------------           ---------------              -------
                                                     $      5,332,762           $     5,264,125               75.86%
                                                     ================           ===============               ======


* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1997, the Partnership held $7.3 million in cash and short-term investments: $6.3 million in short-term securities with maturities of less than one year and $1.0 million in an interest-bearing cash account. For the three and nine months ended September 30, 1997, the Partnership earned interest from such investments totaling $87,300 and $149,500, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

The Partnership's September 30, 1997 cash balance was reduced by the $5.5 million cash distribution paid to Partners subsequent to the end of the quarter. On October 21, 1997, Limited Partners of record on September 30, 1997 received $5,488,178, or $82 per Unit, and the General Partners received $55,436.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments in existing companies will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had a $787,200 net realized loss from operations and a $1.8 million net realized gain from operations, respectively. For the three and nine months ended September 30, 1996, the Partnership had a $58,000 net realized loss from operations and a $1.7 million net realized gain from operations, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income, less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended September 30, 1997, the Partnership had a net realized loss from portfolio investments of $774,000. For the nine months ended September 30, 1997, the Partnership had a net realized gain from portfolio investments of $2.0 million. During the quarter ended September 30, 1997, the Partnership sold 50,000 common shares of UroCor for $439,000 realizing a gain of $207,200. On September 30, 1997, the Partnership realized a loss of $981,200 from the partial write-off of its $1.7 million investment in Aprogenex, Inc., due to an announcement by the company indicating additional funds were unattainable to support continued operations.

During the first half of 1997, the Partnership sold an additional 50,000 common shares of UroCor, Inc., for $490,000, realizing a gain of $232,300, its remaining 125,504 common shares of Somatogen, Inc. for $666,600, realizing a gain of $9,500, and 100,197 common shares of Watson Pharmaceuticals, Inc. for $3,896,400, realizing a gain of $2,646,300. Also during the first half of 1997, the Partnership sold its remaining 3,926 shares of HBO & Co., Inc. common stock for $244,400, realizing a gain of $78,500 and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,500, realizing a loss of $213,500. The Partnership also received cash distributions from Argonaut Medical., Inc. and Nimbus Medical, L.P. during the period totaling $150,000, resulting in a realized gain of $28,900.

The Partnership had no realized gains or losses from its portfolio investments for the three months ended September 30, 1996. For the nine months ended September 30, 1996, the Partnership had a net realized gain from its portfolio investments of $1.9 million. In May 1996, in connection with the merger of
Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4,330,300, realizing a gain of $1,935,500.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1997 and 1996 was $13,300 and $58,100, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period primarily resulted from a $62,300 decrease in operating expenses offset by a $17,500 decrease in investment income. The decrease in operating expenses includes a $53,000 decrease in the management fee, as discussed below, and a $9,600 decrease in professional fees for the 1997 period compared to the 1996 period. The decrease in investment income primarily resulted from a decrease in interest income from portfolio investments due to the write-off in 1997 of $21,900 of accrued interest relating to the promissory note due from Aprogenex. The accrued interest due from the Aprogenex note was written-off in conjunction with the partial write-off of the Partnership's equity investment in the company, as discussed above.

Net investment loss for the nine months ended September 30, 1997 and 1996 was $168,400 and $281,000, respectively. The decrease in net investment loss for the 1997 period compared to the 1996 period includes a $126,000 decrease in operating expenses partially offset by a $13,400 decrease in investment income. The decrease in operating expenses includes an $88,000 decrease in the management fee, as discussed below, and a $33,300 decrease in professional fees for the 1997 period compared to the 1996 period. The decrease in professional fees primarily resulted from reduced legal fees due to work relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. The decrease in investment income primarily resulted from the write-off of accrued interest due from Aprogenex, as discussed above.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. For the three months ended September 30, 1997 and 1996, the management fee was $34,800 and $87,800, respectively. For the nine months ended September 30, 1997 and 1996, the management fee was $163,700 and $251,700, respectively. The reduced management fee for the 1997 periods compared to the 1996 periods reflects the reduced net asset value of the Partnership, primarily resulting from the cash distributions paid and accrued during 1997. The management fee will continue to decline in future periods from the continued liquidation of the Partnership's remaining portfolio investments and subsequent distributions to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and other income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - During the nine months ended September 30, 1997, the Partnership recorded a $638,700 net unrealized loss, primarily resulting from the net downward revaluation of the Partnership's publicly-traded portfolio securities during the period. Additionally, $1.7 million was transferred from unrealized gain to realized gain in connection with the portfolio securities sold during the period, as discussed above. As a result, net unrealized appreciation of investments declined $2.4 million for the nine month period.

During the nine months ended September 30, 1996, the Partnership recorded a $287,500 net unrealized gain, primarily resulting from the net upward revaluation of its investment in UroCor, Inc. due to the completion of that company's initial public offering in May 1996. Additionally, during the nine month period, $317,000 of unrealized gain was transferred to realized gain relating to the sale of the Partnership's investment in Corvita, as discussed above. As a result, net unrealized appreciation of investments declined by $29,500 for the nine month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

For the nine months ended September 30, 1997, the Partnership had a $514,800 decrease in net assets from operations, comprised of the $2.35 million decrease to net unrealized appreciation of investments partially offset by the $1.84 million net realized gain from operations. At September 30, 1997, the Partnership's net assets were $6.9 million, reflecting a decrease of $6.1 million from $13.0 million at December 31, 1996. The $6.1 million decrease was the result of the $5.54 million cash distribution accrued during the 1997 period and the $514,800 decrease in net assets from operations for the nine month period.

For the nine months ended September 30, 1996, the Partnership had a $1.6 million increase in net assets from operations comprised of the $1.7 million net realized gain from operations partially offset by the $29,500 decrease to net unrealized appreciation of investments for the nine month period. As a result, the Partnership's net assets were $17.5 million at September 30, 1996, up from $15.9 million at December 31, 1995.

The net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, at September 30, 1997 and December 31, 1996 was $103 and $192, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

A special meeting (the "Meeting") of the Limited Partners of the Partnership was held on September 30, 1997. The Meeting was held for the following purposes: (i) to approve or disapprove a new management agreement between the Managing General Partner and the Partnership ("Proposal 1") and (ii) to approve or disapprove a new sub-management agreement between the Managing General Partner and the Sub-Manager ("Proposal 2"). The number of votes cast for, against and withheld for Proposal 1 was 32,426, 3,238 and 2,333, respectively. The number of votes cast for, against and withheld for Proposal 2 was 31,940, 3,581 and 2,476, respectively.

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



Date:         November 14, 1997