Form 10-K
period 1997-12-31
WESTMED VENTURE PARTNERS LP
filed 1998-03-30
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3443230
================================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
==============================================================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 16, 1998, 66,929 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

The general partners of the Partnership include two individuals (the "Independent General Partners") and WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner"), the general partner of which is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of CIBC Oppenheimer Corp., a Delaware corporation ("Opco").

In 1987, the Partnership publicly offered 100,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, pursuant to a Registration Statement on Form N-2 (File No. 33-11926), which was declared effective on July 2, 1987. The Partnership held its initial closing on September 1, 1987 and completed the offering on April 1, 1988, at which time it had accepted subscriptions for a total of 66,929 Units. Gross capital contributions to the Partnership from the public offering totaled $33,802,529, including $33,464,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $338,029 from the Managing General Partner.

The Venture Capital Investments

From its inception through December 31, 1997, the Partnership had invested $28.6 million in 23 portfolio companies (including venture capital fees and other acquisition costs totaling $2 million). At December 31, 1997, the Partnership's investment portfolio consisted of investments in 9 portfolio companies with an aggregate cost of $4.6 million and a fair value of $3.5 million. From its inception through December 31, 1997, the Partnership had either fully liquidated or partially liquidated portfolio investments with a cost of $24.0 million. These liquidated investments returned $17.3 million to the Partnership for a net realized loss of $6.7 million. Additionally, from its inception to December 31, 1997, the Partnership earned $493,000 of interest and other income from its portfolio investments. As a result, as of December 31, 1997, the Partnership had a cumulative net realized loss from its venture capital investments of $6.2 million. As discussed below, during 1997, the Partnership sold its remaining investments in HBO & Co. and Somatogen, Inc. Also during 1997, the Partnership wrote-off its investment in Aprogenex, Inc. These transactions and other events affecting the Partnership's portfolio investments during 1997 are listed below.

      In January 1997, the Partnership received partial liquidating cash distributions of $120,425 from Argonaut Medical, Inc. and $29,522 from Nimbus Medical, L.P. realizing a gain of $28,887 on the Nimbus distribution.
      On February 27, 1997, Oclassen Pharmaceuticals, Inc. merged into Watson Pharmaceuticals, Inc. As a result of the merger, the Partnership exchanged its 292,955 preferred shares of Oclassen for 108,321 common shares of Watson Pharmaceuticals, of which 8,124 shares were placed into escrow for a period of one year pursuant to the merger agreement. During June 1997, the Partnership sold 100,197 common shares of Watson Pharmaceuticals for $3,896,375, realizing a gain of $2,646,329. In October 1997, Watson Pharmaceuticals declared a 2-for-1 stock split for shareholders of record on October 22, 1997. As a result, the Partnership held 16,248 common shares of Watson Pharmaceuticals as of December 31, 1997.

     The Partnership's warrants to purchase 7,500 common shares of Ultramed, Inc. expired unexercised in February 1997. Also, during February 1997, the Partnership sold its remaining 3,926 common shares of HBO & Co. for $244,385, realizing a gain of $78,451. In March 1997, the Partnership sold its 294,953 ordinary shares of Pharmaction Holdings, Ltd. for $36,509, realizing a loss of $213,491. In May and June 1997, the Partnership sold its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466. During 1997, the Partnership sold 100,000 common shares of UroCor, Inc. for $928,954, realizing a gain of $439,486.
      During the second half of 1997, the Partnership wrote-off its remaining $1,683,927 investment in Aprogenex, Inc. and wrote-off an additional $21,872 of accrued interest relating to the promissory note due from Aprogenex, Inc.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

A special meeting (the "Meeting") of Limited Partners of the Partnership was held on September 30, 1997. The Meeting was held for the following purposes: (i) to approve or disapprove a new management agreement between the Managing General Partner and the Partnership; and (ii) to approve or disapprove a new sub-management agreement between the Managing General Partner and Alsacia
Venture Management, Inc. (the "Sub-Manager"). At the Meeting, both such proposals were approved.

                                    Affirmative               Negative
                                       Votes                     Votes                    Abstentions

Proposal 1                             32,426                     3,238                     2,333
Proposal 2                             31,940                     3,581                     2,476

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. The number of individual holders of Units as of March 16, 1998 was approximately 5,500.

In August 1997, the General Partners approved a cash distribution to Partners totaling $5,543,614. The distribution was paid on October 21, 1997 to Limited Partners of record on September 30, 1997. Limited Partners received $5,488,178, or $82 per Unit, and the General Partner received $55,436. In November 1996, the General Partners approved a cash distribution to Partners totaling $4,529,538. The distribution was paid on January 30, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $4,484,243, or $67 per Unit, and the General Partner received $45,295. There were no cash distributions paid to Partners during the year ended December 31, 1995. Cumulative cash distributions paid to Partners from inception to December 31, 1997, total $15,783,921, including $15,626,082 to the Limited Partners, or approximately $233 per $500 Unit, and $157,839 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1997           1996            1995           1994           1993
                                                       -----------     -----------    -----------    -----------    --------
Total assets                                           $     5,275     $    17,722    $    16,018    $    14,671    $    18,552

Net assets                                                   5,166          12,998         15,855         14,533         18,394

Cost of portfolio investments purchased                          -             212            292            693            177

Cumulative cost of portfolio investments                    28,619          28,619         28,407         28,115         27,422

Cash distributions to Partners                               5,544           4,530              -              -              -

Cumulative cash distributions to Partners                   15,784          10,240          5,711          5,711          5,711

Net investment loss                                           (190)           (341)          (375)          (421)          (540)

Net realized gain (loss) from investments                    1,305           1,706             65         (2,823)        (4,043)

Change in unrealized appreciation or
depreciation of investments                                 (3,404)            308          1,632           (618)         3,576

Change in net assets resulting from operations              (2,288)          1,672          1,323         (3,862)        (1,007)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
appreciation or depreciation of investments                 $   76         $   192        $   235         $  215        $   272

Net investment loss                                             (3)             (5)            (6)            (6)            (8)

Net realized gain (loss) on investments                         19              25              1            (42)           (60)

Change in unrealized appreciation or
depreciation of investments                                    (50)              5             24             (9)            53

Cash distributions                                              82              67              -              -              -

Cumulative cash distributions                                  233             151             84             84             84

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

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had invested an aggregate of $28.6 million in 23 portfolio companies, including acquisition costs and venture capital fees totaling $2 million. The Partnership has invested approximately 95% of its original $30 million of net proceeds received from the offering of Units. The Partnership will not make investments in new portfolio companies and does not expect to make follow-on investments in its existing companies, as it has begun its liquidation process. The General Partner will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of liquidation, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

At December 31, 1997, the Partnership held $1.7 million in cash and short-term investments, including $1.5 million in short-term securities with maturities of less than three months and $229,000 in an interest-bearing cash account. For the years ended December 31, 1997, 1996 and 1995, the Partnership earned interest from such investments totaling $187,000, $229,000 and $129,000, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the year ended December 31, 1997, the Partnership received $5.9 million in proceeds from the sale of certain portfolio investments, as discussed below. As a result, on October 21, 1997, the Partnership made a cash distribution to Partners totaling $5.5 million. Limited Partners of record on September 30, 1997 received $5,488,178, or $82 per Unit, and the General Partner received $55,436. Cumulative cash distributions paid to Partners from inception through December 31, 1997, total $15,626,082 to the Limited Partners, or approximately $233 per $500 Unit, and $157,839 to the General Partner.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the years ended December 31, 1997 and 1996, the Partnership had a net realized gain from operations of $1.1 million and $1.4 million, respectively. For the year ended December 31, 1995, the Partnership had a net realized loss from operations of $309,000. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1997, the Partnership had a net realized gain from portfolio investments of $1.3 million. During 1997, the Partnership sold certain of its publicly-traded securities as follows: 100,000 common shares of UroCor, Inc. for $928,954, realizing a gain of $439,486; its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466; 100,197 common shares of Watson Pharmaceuticals, Inc. for $3,896,375, realizing a gain of $2,646,329; its remaining 3,926 common shares of HBO & Co., Inc. for $244,385, realizing a gain of $78,451; and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,509, realizing a loss of $213,491. Also during 1997, the Partnership received cash distributions from Argonaut Medical., Inc. and Nimbus Medical, L.P. totaling $149,947, resulting in a realized gain of $28,887. Finally, during 1997, the Partnership wrote-off its remaining $1,683,927 investment in Aprogenex, Inc., due to an announcement by the company indicating additional financing to support continued operations was not available to the Company.

For the year ended December 31, 1996, the Partnership had a net realized gain from portfolio investments of $1.7 million. In May 1996, in connection with the merger of Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4.3 million, realizing a gain of $1.9 million. Additionally, Nimbus Medical, Inc. was sold during 1996 and the surviving entity was renamed Argonaut Medical, Inc. As a result of the sale and transfer of the company's assets, the Partnership recorded a $230,000 realized loss on its investment in Argonaut, reflecting a partial write-off of its original investment in the company.

For the year ended December 31, 1995, the Partnership had a net realized gain from portfolio investments of $65,000 resulting from the sale of 51,000 common shares of Aprogenex, Inc. in the public market for $276,000.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1997, 1996 and 1995 was $190,000, $341,000 and $375,000,
respectively. The $151,000 decrease in net investment loss for 1997 compared to 1996 primarily resulted from a $217,000 decrease in operating expenses offset by a $65,000 decrease in investment income for 1997. The reduction in operating expenses includes a $125,000 decrease in the management fee, as discussed below, and a $61,000 decrease in professional fees for the 1997 period compared to 1996. Professional fees for the 1996 period, also discussed below, include legal fees incurred in connection with the preparation of a Special Meeting of Limited Partners held in 1996. The decrease in investment income included a $42,000 decrease in interest income from short-term investments, primarily related to the reduced balance of funds available for such investments during 1997 as compared to 1996. Additionally, a negative variance of $23,000 in interest income from portfolio investments for 1997 compared to 1996, primarily was due to the write-off in 1997 of $22,000 of accrued interest relating to the promissory note due from Aprogenex. Such accrued interest was written-off in conjunction with the write-off of the Partnership's investment in Aprogenex during 1997, as discussed above.

The $34,000 decrease in net investment loss for 1996 compared to 1995, included a $114,000 increase in investment income offset by an increase in operating expenses of $81,000 for 1996. The increase in investment income reflects a $100,000 increase in interest from short-term investments for 1996 as compared to 1995, resulting from an increase in funds available for investment in such securities during 1996. The increase in operating expenses for 1996 primarily resulted from a $47,000 increase in the management fee, as discussed below, and a $40,000 increase in professional fees for 1996 as compared to 1995, due to legal costs relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions of the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. For the years ended December 31, 1997, 1996 and 1995, the management fee was $190,000, $315,000 and $268,000, respectively. The reduced management fee for 1997 compared to 1996 reflects the reduced net asset value of the Partnership, primarily resulting from the cash distributions paid to Partners during 1997. The management fee will continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1997, the Partnership had a $2.4 million net unrealized loss, primarily resulting from the net downward revaluation of its publicly-traded portfolio securities during 1997. Additionally, $1.0 million was transferred from unrealized gain to realized gain in connection with the portfolio securities liquidated during the year, as discussed above.
As a result, net unrealized appreciation of investments declined $3.4 million for 1997.

For the year ended December 31, 1996, the Partnership had a $437,000 net unrealized gain, resulting from the net upward revaluation of its portfolio investments during 1996. Additionally, $129,000 of net unrealized gain was transferred to realized gain relating to the sale of the Partnership's investment in Corvita and the partial write-off of the Partnership's investment in Argonaut, as discussed above. As a result, net unrealized appreciation of investments increased $308,000 for 1996.

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

At December 31, 1997, the Partnership's net assets were $5.2 million, reflecting a decrease of $7.8 million from $13.0 million at December 31, 1996. This decrease in net assets reflects the $5.5 million cash distribution and the $2.3 million net decrease in net assets from operations for 1997. The $2.3 million decrease in net assets from operations was comprised of the $3.4 million decrease to net unrealized appreciation of investments partially offset by the $1.1 million net realized gain from operations for 1997.

At December 31, 1996, the Partnership's net assets were $13.0 million, reflecting a decrease of $2.8 million from $15.8 million at December 31, 1995. This decrease reflects the $4.5 million cash distribution exceeding the $1.7 million net increase in net assets from operations for 1996.

At December 31, 1995, the Partnership's net assets were $15.8 million, reflecting an increase of $1.3 million from $14.5 million at December 31, 1994. This increase resulted from the $1.3 million increase in net assets from operations for 1995.

At December 31, 1997, 1996 and 1995, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $76, $192 and $235, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                         WESTMED VENTURE PARTNERS, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Schedule of Portfolio Investments as of December 31, 1997

Schedule of Portfolio Investments as of December 31, 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1997 and 1996 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners, L.P. at December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $1,458,809 and $6,150,162 at December 31, 1997 and 1996, respectively, representing 28% and 47% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 17, 1998

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS
December 31,


                                                                                                1997                1996
                                                                                          ----------------    ----------

ASSETS

Portfolio investments, at fair value
   (cost $4,630,040 at December 31, 1997 and $9,247,669 at
   December 31, 1996)                                                                     $      3,511,745     $     11,533,351
Cash and cash equivalents                                                                        1,725,666            6,135,508
Prepaid expenses                                                                                    37,451               39,419
Accrued interest receivable                                                                            635               13,659
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      5,275,497     $     17,721,937
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      4,529,538
Accounts payable and accrued expenses                                                               73,487              120,823
Due to Managing General Partner                                                                     25,960               63,428
Due to Independent General Partners                                                                 10,000               10,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                               109,447            4,723,789
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            51,664              129,985
Limited Partners (66,929 Units)                                                                  5,114,386           12,868,163
                                                                                          ----------------     ----------------
   Total Partners' Capital                                                                       5,166,050           12,998,148
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      5,275,497     $     17,721,937
                                                                                          ================     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988            $       504,038    $       211,250
75,000 shares of Preferred Stock(B)                                                                   53,030             11,039
                                                                                             ---------------    ---------------
                                                                                                     557,068            222,289
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            100,000
Convertible note due upon demand                                                                      53,030             50,000
                                                                                             ---------------    ---------------
                                                                                                     767,296            150,000
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             64,684
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc. (C)
200,709 shares of Common Stock                                           Apr. 1988                    30,107             30,107
   Nimbus Medical, L.P. (C)
   38,340 units of limited partnership interest                                                            0                  0
                                                                                             ---------------    ---------------
                                                                                                      30,107             30,107
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A) (D)
Option to purchase 147,476 shares of Common Stock
   at $.20 per share, expiring 3/31/99                                   Sept. 1987                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.(E)
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (F)
284,982 shares of Common Stock                                           May 1991                    607,790          1,763,468
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             39,504
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             16,983
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             10,692
                                                                                             ---------------    ---------------
                                                                                                     607,790          1,830,647
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A) (G)
16,248 shares of Common Stock                                            Jan. 1989                   101,359            474,347
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            582,171
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    4,630,040    $     3,511,745
                                                                                              =================================

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1997


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(H)

                                                                                   Cost         Realized Loss            Return

Totals From Liquidated Portfolio Investments(I)                          $   23,988,874       $   (6,683,150)   $    17,305,724
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return

Totals From Active and Liquidated Portfolio Investments                  $   28,618,914       $   (7,801,445)   $    20,817,469
                                                                         ======================================================


(A) Public company
(B) The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of the company's common stock.
(C) In January 1997, the Partnership received partial liquidating cash distributions of $120,425 from Argonaut Medical, Inc. and $29,522 from Nimbus Medical, L.P., realizing a gain of $28,887.
(D) In March 1997, the Partnership sold its 294,953 ordinary shares of Pharmaction Holdings, Ltd. for $36,509, realizing a loss of $213,491.
(E) The Partnership's warrants to purchase 7,500 common shares of Ultramed, Inc. expired unexercised in February 1997. (F) During 1997, the Partnership sold 100,000 common shares of UroCor, Inc. for $928,954, realizing a gain of $439,486. (G) On February 27, 1997, Oclassen Pharmaceuticals, Inc. merged into Watson Pharmaceuticals, Inc. As a result of the merger, the Partnership exchanged its 292,955 preferred shares of Oclassen for 108,321 common shares of Watson Pharmaceuticals of which 8,124 shares were placed into escrow for a period of one year pursuant to the merger agreement. During June 1997, the Partnership sold 100,197 common shares of Watson Pharmaceuticals for $3,896,375, realizing a gain of $2,646,329. In October 1997, Watson Pharmaceuticals declared a 2-for-1 stock split for shareholders of record on October 22, 1997.
(H) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1997.
(I) During February 1997, the Partnership sold its remaining 3,926 common shares of HBO & Co. for $244,385, realizing a gain of $78,451. In May and June 1997, the Partnership sold its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466. During 1997, the Partnership wrote-off its remaining $1,683,927 investment in Aprogenex, Inc. and wrote-off an additional $21,872 of accrued interest relating to the promissory note due from Aprogenex, Inc.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Aprogenex, Inc.(A)
476,739 shares of Common Stock                                           Jan. 1989           $     1,471,807    $       202,614
10% convertible promissory note due 5/29/98                              `                           212,120            212,120
Warrant to purchase 21,450 shares of Common Stock
   at $5.67 per share, expiring 10/15/98                                                                   0                  0
Warrant to purchase 13,000 shares of Common Stock
   at $1.10 per share, expiring 5/29/99                                                                    0                  0
                                                                                             ---------------    ---------------
                                                                                                   1,683,927            414,734
-------------------------------------------------------------------------------------------------------------------------------
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988                    504,038            519,392
75,000 shares of Preferred Stock(B)                                                                   53,030             27,140
                                                                                             ---------------    ---------------
                                                                                                     557,068            546,532
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            464,266
Convertible note due 3/31/97                                                                          53,030             53,030
                                                                                             ---------------    ---------------
                                                                                                     767,296            517,296
-------------------------------------------------------------------------------------------------------------------------------
HBO & Co.(A)
3,926 shares of Common Stock                                             Dec. 1987                   165,934            233,106
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             78,918
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                   150,532            150,532
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                          635             29,522
                                                                                             ---------------    ---------------
                                                                                                     151,167            180,054
-------------------------------------------------------------------------------------------------------------------------------
Oclassen Pharmaceuticals, Inc.
292,955 shares of Preferred Stock                                        Jan. 1989                 1,351,405          3,400,000
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A)
294,953 Ordinary shares                                                  Sept. 1987                  250,000                  0
Option to purchase 147,476 Ordinary shares
   at $.20 per share, expiring 3/31/99                                                                     0                  0
                                                                                             ---------------    ---------------
                                                                                                     250,000                  0
-------------------------------------------------------------------------------------------------------------------------------
Somatogen, Inc.(A)
125,404 shares of Common Stock                                           Dec. 1988                   657,194          1,379,444
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
Warrant to purchase 7,500 shares of Common Stock
   at $.05 per share, expiring 2/1/97                                                                      0                  0
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------




WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
UroCor, Inc.(A)
384,982 shares of Common Stock                                           May 1991             $    1,097,258    $     3,638,549
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             66,504
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             47,341
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             32,460
                                                                                             ---------------    ---------------
                                                                                                   1,097,258          3,784,854
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            840,913
-------------------------------------------------------------------------------------------------------------------------------

Totals From Active Portfolio Investments                                                      $    9,247,669    $    11,533,351
                                                                                              =================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                                  Cost          Realized Loss            Return

Totals From Liquidated Portfolio Investments                              $ 19,371,245        $   (7,988,351)   $    11,382,894
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
                                                                          =====================================================


(A) Public company
(B) The 75,000 preferred shares of Cortex Pharmaceuticals, Inc. held by the Partnership are convertible into 7,359 shares of Cortex's common stock.
(C) Amounts  provided  for  "Supplemental   Information:   Liquidated  Portfolio
    Investments" are cumulative from inception through December 31, 1996.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.









See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1997             1996               1995
                                                                           --------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                   $       187,003     $      229,112    $       128,996
   Interest and dividend income from portfolio investments                        (11,346)            11,741             (2,351)
                                                                          ---------------     --------------    ---------------
     Total investment income                                                      175,657            240,853            126,645
                                                                          ---------------     --------------    ---------------

   Expenses:
   Management fee                                                                 189,704            315,201            267,975
   Professional fees                                                               60,898            121,916             81,665
   Mailing and printing                                                            29,718             49,381             43,526
   Insurance expense                                                               72,169             74,579             85,240
   Custodial fees                                                                   2,626              5,280              5,865
   Independent General Partners' fees                                              10,000             12,377             15,000
   Miscellaneous                                                                      250              3,372              2,239
                                                                          ---------------     --------------    ---------------
     Total investment expenses                                                    365,365            582,106            501,510
                                                                          ---------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (189,708)          (341,253)          (374,865)

Net realized gain from investments                                              1,305,201          1,705,622             65,470
                                                                          ---------------     --------------    ---------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                        1,115,493          1,364,369           (309,395)

Net change in unrealized appreciation or depreciation
   of investments                                                              (3,403,977)           307,960          1,632,227
                                                                          ---------------     --------------    ---------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                              $    (2,288,484)    $    1,672,329    $     1,322,832
                                                                          ===============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1997                1996            1995
                                                                            -------------      --------------   ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $     (189,708)    $     (341,253)  $      (374,865)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in prepaid expenses and
   accrued interest receivable                                                      14,992            (13,990)            9,928
(Decrease) increase in payables                                                    (84,804)            31,567            24,477
                                                                            --------------     --------------   ---------------
Cash used for operating activities                                                (259,520)          (323,676)         (340,460)
                                                                            --------------     --------------   ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                  5,772,883          4,330,318           275,850
Cost of portfolio investments purchased                                                  -           (212,120)         (291,665)
Cash distribution from investment in Limited Partnership                           149,947             30,289            57,944
                                                                            --------------     --------------   ---------------
Cash provided from investing activities                                          5,922,830          4,148,487            42,129
                                                                            --------------     --------------   ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                            (10,073,152)                 -                 -
                                                                            --------------     --------------   ---------------

(Decrease) increase in cash and cash equivalents                                (4,409,842)         3,824,811          (298,331)
Cash and cash equivalents at beginning of year                                   6,135,508          2,310,697         2,609,028
                                                                            --------------     --------------   ---------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                                  $    1,725,666     $    6,135,508   $     2,310,697
                                                                            ==============     ==============   ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1995, 1996 and 1997


                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at December 31, 1994                              $    145,329             $    14,387,196            $     14,532,525

Net increase in net assets resulting
    from operations                                             13,228                   1,309,604                   1,322,832
                                                          ------------             ---------------            ----------------

Balance at December 31, 1995                                   158,557                  15,696,800(A)               15,855,357

Net increase in net assets resulting
    from operations                                             16,723                   1,655,606                   1,672,329

Accrued cash distribution, paid
    January 30, 1997                                           (45,295)                 (4,484,243)                 (4,529,538)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1996                                   129,985                  12,868,163(A)               12,998,148

Net decrease in net assets resulting
    from operations                                            (22,885)                 (2,265,599)                 (2,288,484)

Cash distribution, paid October 21, 1997                       (55,436)                 (5,488,178)                 (5,543,614)
                                                          ------------             ---------------            ----------------

Balance at December 31, 1997                              $     51,664             $     5,114,386(A)         $      5,166,050
                                                          ============             ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation or depreciation of investments, was $76, $192, and $235 at December 31, 1997, 1996 and 1995, respectively. Such per unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

     The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). Opco is the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian Imperial Bank of Commerce. The limited partners of the Managing General Partner are Opco, MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, serves as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.
The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership's originally scheduled termination date was December 31, 1997, with provision for extension for two additional two year periods. The General Partners have elected not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement (as hereinafter defined) and Delaware Law, the General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions, if any. Factors considered in the determination of an

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership also considers its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1,118,295 at December 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1997, other timing differences totaling $8.8 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued


their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1997, the Partnership has a $6.2 million net realized loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred during the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, the Partnership incurred venture capital fees of $12,000 and $17,000, respectively. Cumulative venture capital fees incurred from inception to December 31, 1997 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued


5.     Cash Distributions

Cash distributions paid or accrued during the periods presented and cumulative cash distributions to Partners from inception of the Partnership through December 31, 1997 are listed below:



                                                              General                      Limited               Per $500*
Distribution Date                                            Partners                     Partners                 Unit
------------------------------------------------          ---------------            ----------------         ---------
Inception to December 31, 1994                            $        57,108            $      5,653,661           $      84
January 30, 1997 (accrued at 12/31/96)                             45,295                   4,484,243                  67
October 21, 1997                                                   55,436                   5,488,178                  82
                                                          ---------------            ----------------           ---------
Cumulative totals at December 31, 1997                    $       157,839            $     15,626,082           $     233
                                                          ===============            ================           =========

* Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the Units of limited partnership interest held by each limited partner.

6.     Classification of Investments

As of December 31, 1997, the Partnership's investments were categorized as follows:

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      3,802,214           $     3,343,206               64.72%
Preferred Stock                                               767,296                   111,039                2.15%
Debt Securities                                                60,530                    57,500                1.11%
                                                     ----------------           ---------------              -------
                                                     $      4,630,040           $     3,511,745               67.98%
                                                     ================           ===============               ======
Country/Geographic Region
Eastern U.S.                                         $      1,718,753           $       372,184                7.20%
Midwestern U.S.                                               607,790                 1,830,647               35.44%
Western U.S.                                                  688,534                   726,743               14.07%
United Kingdom                                              1,614,963                   582,171               11.27%
                                                     ----------------           ---------------              -------
                                                     $      4,630,040           $     3,511,745               67.98%
                                                     ================           ===============               ======
Industry
Biotechnology                                        $      2,939,327           $       954,460               18.48%
Medical Devices                                               530,107                   187,607                3.63%
Medical Services                                              607,790                 1,830,647               35.44%
Nutritional Products                                          451,457                    64,684                1.25%
Pharmaceuticals                                               101,359                   474,347                9.18%
                                                     ----------------           ---------------              -------
                                                     $      4,630,040           $     3,511,745               67.98%
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

Presented below is information concerning the Independent General Partners of the Partnership as of March 16, 1998:

Thomas E. White, Age 64, Independent General Partner since 1987
260 Barnard Road
Larchmont, New York 10538
     Mr. White is an attorney in private practice in New York. He is also an independent general partner of WestMed Venture Partners 2, L.P. ("WVP2"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 58, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP2, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of three privately-held medical device companies and one public company. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). The limited partners of the Managing General Partner are (i) Opco, (ii) MVP Holdings, Inc., ("MVP"), a Delaware corporation, and
(iii) BSW, Inc., ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

     In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Phillipe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees are incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

     Presented below is information as of March 16, 1998 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. McGrath has been a director and/or officer of MVH since June 1990. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is CIBC Oppenheimer Tower, World Financial Center, New York, New York 10281.

Stephen M. McGrath, Sr., Age 62, Vice President and Director
     Mr. McGrath has been a Managing Director of Opco since the merger of Opco in November 1997. Prior to the merger, he was the Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989 and of Petro Corp. since 1992. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

Gerald A. Rothstein, Age 55 Vice President
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for Opco's private equity efforts and focuses upon the emerging markets of Latin America and India. Mr. Rothstein is a member and chairperson of Opco's Commitment committee and also, a member of Opco's Due Diligence committee.

Ann O. Fusco, Age 43, Vice President
     Ms. Fusco has been Director of Opco since the merger of Opco in November 1997. Prior to the merger she was Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Opco since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York. There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by Opco.

The Sub-Manager

The Sub-Manager is wholly-owned by Phillipe L. Sommer. Presented below is information concerning Mr. Sommer as of March 16, 1998.

Philippe L. Sommer, Age 46, Sole Director, Officer and Stockholder
     Mr. Sommer is a Managing Director of BSW, Inc. and a member of the Board of Directors of BSW and two portfolio companies of WVP2. He has been involved in health-care industry management for the past 18 years. From June 1990 until July 1996, Mr. Sommer served as an Executive Vice President and a Managing Director of MVH. He was a Managing Director of MVP Holdings, Inc. from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for Pfizer Hospital Products Group ("HPG") and in such capacity was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

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

For the year ended December 31, 1997, the Managing General Partner was allocated $22,900 of the Partnership's net decrease in net assets from operations. For the years ended December 31, 1996 and 1995, the Managing General Partner was allocated $16,700 and $13,200 of the Partnership's net increase in net assets from operations, respectively.

Pursuant to a management agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner received management fees of $190,000, $315,000, and $268,000, respectively.

     In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Phillipe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees are incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner received venture capital fees of $0, $12,000, and $17,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1998, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH, and the Sub-Manager own as a group ten Units, or less than one-tenth of one percent of the total Units outstanding.

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

              Independent Auditors' Report

              Balance Sheets as of December 31, 1997 and 1996

              Schedule of Portfolio Investments as of December 31, 1997

              Schedule of Portfolio Investments as of December 31, 1996

              Statements of Operations for the years ended December 31, 1997,
               1996 and 1995

              Statements of Cash Flows for the years ended December 31, 1997,
               1996 and 1995

              Statements of Changes in Partners' Capital for the years ended
               December 31, 1995, 1996 and 1997

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

              3.2     Amendment to Amended and Restated Certificate of Limited
                         Partnership(3)

              3.3     Partnership Agreement(1)

              3.4     Amendment No. 1 to the Partnership Agreement(2)

              4     Articles Five through Eleven of the Partnership Agreement(1)

              10.1 Management Agreement dated as of September 30, 1997 between the Partnership and the Managing General Partner(4)

              10.2    Sub-Management  agreement  dated as of  September  30,
                         1997 among the  Partnership,  the  Managing  General
                      Partner and the Sub-Manager(5)

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

(4) Filed as Exhibit A to the Partnership's proxy statement dated August 29, 1997 and incorporated herein by reference.

(5) Filed as Annex I to the Partnership's proxy statement dated August 29, 1997 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1998.

WESTMED VENTURE PARTNERS, L.P.

By:  WestMed Venture Management, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Stephen McGrath
     Stephen McGrath
     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 30th day of March 1998.

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