Form 10-Q
period 1998-03-31
WESTMED VENTURE PARTNERS LP
filed 1998-05-15
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1998


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


CIBC Oppenheimer Tower, World Financial Center
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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments at March 31, 1998 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       March 31, 1998         December 31,
                                                                                         (Unaudited)                 1997
ASSETS

Portfolio investments, at fair value (cost $4,599,933 at
   March 31, 1998 and $4,630,040 at December 31, 1997)                               $        4,151,057       $        3,511,745
Cash and cash equivalents                                                                     1,694,870                1,725,666
Prepaid expenses                                                                                 23,089                   37,451
Accrued interest receivable                                                                       1,608                      635
                                                                                     ------------------       ------------------

TOTAL ASSETS                                                                         $        5,870,624       $        5,275,497
                                                                                     ==================       ==================



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                $           60,177       $           73,487
Due to Managing General Partner                                                                  29,040                   25,960
Due to Independent General Partners                                                               2,500                   10,000
                                                                                     ------------------       ------------------
   Total liabilities                                                                             91,717                  109,447
                                                                                     ------------------       ------------------

Partners' Capital:
Managing General Partner                                                                         57,792                   51,664
Limited Partners (66,929 Units)                                                               5,721,115                5,114,386
                                                                                     ------------------       ------------------
   Total Partners' Capital                                                                    5,778,907                5,166,050
                                                                                     ------------------       ------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $        5,870,624       $        5,275,497
                                                                                     ==================       ==================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988            $       504,038    $       246,458
75,000 shares of Preferred Stock                                                                      53,030             12,878
                                                                                             ---------------    ---------------
                                                                                                     557,068            259,336
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.* (B)
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            100,000
Convertible note due upon demand                                                                      53,030             50,000
                                                                                             ---------------    ---------------
                                                                                                     767,296            150,000
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             39,459
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A)
Option to purchase 147,476 shares of Common Stock
   at $.20 per share, expiring 3/31/99                                   Sept. 1987                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A)
284,982 shares of Common Stock                                           May 1991                    607,790          2,057,285
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             47,752
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             26,256
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             19,971
                                                                                             ---------------    ---------------
                                                                                                     607,790          2,151,264
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A)
16,248 shares of Common Stock                                            Jan. 1989                   101,359            584,928
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            808,570
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    4,599,933    $     4,151,057
                                                                                              =================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)

                                                                                   Cost         Realized Loss            Return
Totals From Liquidated Portfolio Investments(C)                          $   24,018,981       $   (6,683,150)   $    17,335,831
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return
Totals From Active and Liquidated Portfolio Investments                  $   28,618,914       $   (7,132,026)   $    21,486,888
                                                                         ======================================================

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
March 31, 1998



(A) Public company
(B) Subsequent to the end of the quarter, on April 3, 1998, the Partnership sold its investment in Exocell, Inc. for $150,000, realizing a loss of $617,296.
(C) During February 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc. (D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                 1998                 1997
                                                                                             -------------        --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $      20,594        $     37,729
   Interest, dividend and other income from portfolio investments                                        -               5,090
                                                                                             -------------        ------------
     Total investment income                                                                        20,594              42,819
                                                                                             -------------        ------------

   Expenses:
   Management fee                                                                                   29,040              65,645
   Professional fees                                                                                22,984              18,351
   Insurance expense                                                                                14,362              21,290
   Mailing and printing                                                                              7,843              12,670
   Independent General Partners' fees                                                                2,500               2,500
   Custodial fees                                                                                      427               1,331
   Miscellaneous                                                                                         -                 250
                                                                                             -------------        ------------
     Total investment expenses                                                                      77,156             122,037
                                                                                             -------------        ------------

NET INVESTMENT LOSS                                                                                (56,562)            (79,218)

Net realized loss from investments                                                                       -             (41,765)
                                                                                             -------------        ------------

NET REALIZED LOSS FROM OPERATIONS                                                                  (56,562)           (120,983)

Change in unrealized depreciation of investments                                                   669,419             186,245
                                                                                             -------------        ------------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $     612,857        $     65,262
                                                                                             =============        ============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                                 1998                1997
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (56,562)     $       (79,218)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                            13,389                5,634
(Decrease) in payables                                                                             (17,730)             (11,059)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                 (60,903)             (84,643)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                         30,107              354,379
Cash distributions received                                                                              -              149,947
                                                                                            --------------      ---------------
Cash provided from investing activities                                                             30,107              504,326
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                                       -           (4,529,538)
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                              (30,796)          (4,109,855)
Cash and cash equivalents at beginning of period                                                 1,725,666            6,135,508
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    1,694,870      $     2,025,653
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998



                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at December 31, 1997                              $      51,664            $     5,114,386            $      5,166,050

Net increase in net assets resulting
from operations                                                   6,128                    606,729                     612,857
                                                          -------------            ---------------            ----------------

Balance at March 31, 1998                                 $      57,792            $     5,721,115            $      5,778,907
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $85 at March 31, 1998. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership's originally scheduled termination date was December 31, 1997, with provision for extension for two additional two year periods. The General Partners have elected not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement (as hereinafter defined) and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $448,876 at March 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1998, other timing differences totaling $8.8 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1998, the Partnership has a $6.2 million net realized loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred during the quarter ended March 31, 1998. Cumulative venture capital fees incurred from inception to March 31, 1998 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued



5.     Classification of Investments

As of March 31, 1998, the Partnership's investments were categorized as follows:
\

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      3,772,107           $     3,980,679               68.89%
Preferred Stock                                               767,296                   112,878                1.95%
Debt Securities                                                60,530                    57,500                 .99%
                                                     ----------------           ---------------              -------
                                                     $      4,599,933           $     4,151,057               71.83%
                                                     ================           ===============               ======
Country/Geographic Region
Eastern U.S.                                         $      1,718,753           $       346,959                6.00%
Midwestern U.S.                                               607,790                 2,151,264               37.23%
Western U.S.                                                  658,427                   844,264               14.61%
United Kingdom                                              1,614,963                   808,570               13.99%
                                                     ----------------           ---------------              -------
                                                     $      4,599,933           $     4,151,057               71.83%
                                                     ================           ===============               ======
Industry
Biotechnology                                        $      2,939,327           $     1,217,906               21.08%
Medical Devices                                               500,000                   157,500                2.73%
Medical Services                                              607,790                 2,151,264               37.23%
Nutritional Products                                          451,457                    39,459                 .67%
Pharmaceuticals                                               101,359                   584,928               10.12%
                                                     ----------------           ---------------               ------
                                                     $      4,599,933           $     4,151,057               71.83%
                                                     ================           ===============               ======

* Percentage of net assets is based on fair value.


6.     Subsequent Event

On April 3, 1998, the Partnership sold its investment in Exocell, Inc. for $150,000, realizing a loss of $617,296.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
As of March 31, 1998, the Partnership held $1,694,870 in cash and short-term investments, including $1,592,832 in short-term securities with maturities of less than one year and $102,038 in an interest-bearing cash account. For the three months ended March 31, 1998, the Partnership earned $20,594 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

The General Partners have elected not to extend the Partnership's originally scheduled termination date of December 31, 1997. The Managing General Partner is pursuing the liquidation of the Partnership's remaining investments and subsequent termination of the Partnership, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations
For the three months ended March 31, 1998 and 1997, the Partnership had a net realized loss from operations of $56,562 and $120,983, respectively. Net realized gain or loss from operations is comprised of (i) net realized gains or losses from portfolio investments and (ii) net investment income or loss (interest and dividends less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses for the three months ended March 31, 1998. During the quarter, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc., resulting in no gain or loss.

For the three months ended March 31, 1997, the Partnership had a net realized loss of $41,765 from the sale of certain portfolio investments. During the quarter, the Partnership sold certain publicly-traded portfolio securities as follows: its remaining 3,926 shares of HBO & Co. common stock for $244,385, realizing a gain of $78,451; 10,000 common shares of UroCor, Inc. for $109,994, realizing a gain of $64,388; and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,509, realizing a loss of $213,491. In addition, the Partnership received cash distributions from Argonaut Medical, Inc. and Nimbus Medical, L.P. totaling $149,947, resulting in a realized gain of $28,887.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1998 and 1997 was $56,562 and $79,218, respectively. The $22,656 decrease in net investment loss for the 1998 period compared to the 1997 period, consisted of a $44,881 decrease in operating expenses offset by a $22,225 decrease in investment income for the period. The reduction in operating expenses, primarily resulted from a decrease in the management fee, as discussed below. Additionally, a decrease in other expenses was mostly offset by an increase in professional fees for the 1998 period. The decrease in investment income included a $17,135 decrease in interest income from short-term investments, primarily related to the reduced amount of funds available for such investments during the 1998 period as compared to the same period in 1997.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions of the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. For the three months ended March 31, 1998 and 1997, the management fee was $29,040 and $65,645, respectively. The reduced management fee for the 1998 period compared to the same period in 1997, reflects the reduced net asset value of the Partnership, primarily resulting from the liquidation of certain portfolio investments during 1997 and the subsequent cash distribution paid to Partners in October 1997. The reduced management fee also reflects the lower fair value of certain portfolio investments as of March 31, 1998 compared to March 31, 1997. The management fee is expected to continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1998, the Partnership had a $669,419 net unrealized gain, resulting from the net upward revaluation of its publicly-held portfolio investments for the quarter.

For the three months ended March 31, 1997, the Partnership had an $82,328 net unrealized gain, resulting from the net upward revaluation of its publicly-held portfolio investments for the quarter. Unrealized appreciation was further increased by the transfer of $103,917 from unrealized loss to realized loss relating to the securities sold during the quarter, as discussed above. The $82,328 unrealized gain and the net $103,917 transfer to realized loss resulted in a $186,245 net increase to net unrealized appreciation of investments for the three month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1998, the Partnership's net assets were $5,778,907, reflecting an increase of $612,857 from $5,166,050 at December 31, 1997. This increase was comprised of the $669,419 positive adjustment to net unrealized depreciation of investments partially offset by the $56,562 net realized loss from operations for the three month period.

As of March 31, 1997, the Partnership's net assets were $13,063,410, reflecting an increase of $65,262 from $12,998,148 at December 31, 1996. This increase was comprised of the $186,245 positive adjustment to net unrealized depreciation of investments partially offset by the $120,983 net realized loss from operations for the three month period.

As of March 31, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $85 and $76, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

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




Date:         May 15, 1998