Form 10-Q
period 1998-06-30
WESTMED VENTURE PARTNERS LP
filed 1998-08-14
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1998


Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
==============================================================================
============
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3443230
==============================================================================
==================================================
(State of organization)                    (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
=============================================================================
====================================================
(Address of principal executive offices)
    (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000

Not applicable
===============================================================================
==================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments at June 30, 1998 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1998 and
 1997 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS


                                                                                        June 30, 1998            December 31,
                                                                                         (Unaudited)                 1997
ASSETS

Portfolio investments, at fair value (cost $3,931,993 at
   June 30, 1998 and $4,630,040 at December 31, 1997)                                $        3,977,540       $       3,511,745
Cash and cash equivalents                                                                     1,662,633               1,725,666
Prepaid expenses                                                                                 60,557                  37,451
Accrued interest receivable                                                                         317                     635
                                                                                     ------------------       -----------------

TOTAL ASSETS                                                                         $        5,701,047       $       5,275,497
                                                                                     ==================       =================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                                $           56,813       $          73,487
Due to Managing General Partner                                                                  33,845                  25,960
Due to Independent General Partners                                                               5,000                  10,000
                                                                                     ------------------       -----------------
   Total liabilities                                                                             95,658                 109,447
                                                                                     ------------------       -----------------

Partners' Capital:
Managing General Partner                                                                         56,057                  51,664
Limited Partners (66,929 Units)                                                               5,549,332               5,114,386
                                                                                     ------------------       -----------------
   Total Partners' Capital                                                                    5,605,389               5,166,050
                                                                                     ------------------       -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $        5,701,047       $       5,275,497
                                                                                     ==================       =================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988            $       504,038    $       264,062
75,000 shares of Preferred Stock                                                                      53,030             13,798
                                                                                             ---------------    ---------------
                                                                                                     557,068            277,860
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             36,576
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A)
Option to purchase 147,476 shares of Common Stock
   at $.20 per share, expiring 3/31/99                                   Sept. 1987                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A)(B)
310,977 shares of Common Stock                                           May 1991                    707,146          2,197,189
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A)
16,248 shares of Common Stock                                            Jan. 1989                   101,359            758,587
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            549,828
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    3,931,993    $     3,977,540
                                                                                              =================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)
                                                                                   Cost         Realized Loss            Return
Totals From Liquidated Portfolio Investments(C)                          $   24,786,277       $   (7,300,446)   $    17,485,831
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return
Totals From Active and Liquidated Portfolio Investments                  $   28,718,270       $   (7,254,899)   $    21,463,371
                                                                         ======================================================



(A) Public company
(B) In May 1998, the Partnership exercised its warrants to purchase 25,995 common shares of UroCor, Inc. for $93,679. The Partnership paid the Managing General Partner a venture capital fee of $5,677 in connection with this investment.
(C) During February 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc. During April 1998, the Partnership sold its investment in Exocell, Inc. for $150,000, realizing a loss of $617,296.
(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1998.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940. See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                         June 30,

                                                                     1998           1997              1998           1997
                                                                -------------   -------------    -------------  ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $      23,321   $      24,448    $      43,915  $       62,177
   Interest, dividends and other income from
     portfolio investments                                                  -           5,436                -          10,526
                                                                -------------   -------------    -------------  --------------
     Total investment income                                           23,321          29,884           43,915          72,703
                                                                -------------   -------------    -------------  --------------

   Expenses:
   Management fee                                                      28,168          63,226           57,208         128,871
   Professional fees                                                   18,750          15,813           41,734          34,164
   Mailing and printing                                                 9,303           5,463           17,146          18,133
   Insurance expense                                                   14,532          18,892           28,894          40,182
   Custodial fees                                                         713             (73)           1,140           1,258
   Independent General Partners' fees                                   2,500           2,500            5,000           5,000
   Miscellaneous                                                            -               -                -             250
                                                                -------------   -------------    -------------  --------------
     Total investment expenses                                         73,966         105,821          151,122         227,858
                                                                -------------   -------------    -------------  --------------

NET INVESTMENT LOSS                                                   (50,645)        (75,937)        (107,207)       (155,155)

Net realized (loss) gain from portfolio investments                  (617,296)      2,823,657         (617,296)      2,781,892
                                                                -------------   -------------    -------------  --------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                        (667,941)      2,747,720         (724,503)      2,626,737

Change in unrealized appreciation or
   depreciation of investments                                        494,423      (2,853,237)       1,163,842      (2,666,992)
                                                                -------------   --------------   -------------  --------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                             $    (173,518)  $    (105,517)   $     439,339  $      (40,255)
                                                                =============   =============    =============  ==============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,



                                                                                                 1998                1997
                                                                                            --------------      ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES




Net investment loss                                                                         $     (107,207)     $      (155,155)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and other assets                                (22,788)              16,986
Decrease in payables                                                                               (13,789)             (16,159)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                (143,784)            (154,328)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    150,000            1,437,572
Cost of portfolio investments purchased                                                            (99,356)                   -
Cash distribution received                                                                          30,107              149,947
                                                                                            --------------      ---------------
Cash provided from investing activities                                                             80,751            1,587,519
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                                       -           (4,529,538)
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                              (63,033)          (3,096,347)
Cash and cash equivalents at beginning of period                                                 1,725,666            6,135,508
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    1,662,633      $     3,039,161
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998



                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total


Balance at December 31, 1997                              $      51,664            $     5,114,386            $      5,166,050

Net increase in net assets resulting
from operations                                                   4,393                    434,946                     439,339
                                                          -------------            ---------------            ----------------

Balance at June 30, 1998                                  $      56,057            $     5,549,332(A)         $      5,605,389
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized appreciation of investments, was $83 at June 30, 1998. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of theaccounting period discounted for sales restrictions, if any. Factors considered in the determination of an

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized appreciation of $45,547 at June 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1998, other timing differences totaling $8.8 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1998, the Partnership has a $6.8 million net realized loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. Venture capital fees of $5,677 were incurred during the quarter ended June 30, 1998. Cumulative venture capital fees incurred from inception to June 30, 1998 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued



5.     Classification of Investments

As of June 30, 1998, the Partnership's investments were categorized as follows:
\

                                                                                                          Percentage of
Type of Investments                                        Cost                    Fair Value                of Net Assets*
-------------------                                  ----------------           ---------------             ---------------
Common Stock                                         $      3,871,463           $     3,956,242               70.58%
Preferred Stock                                                53,030                    13,798                0.25%
Debt Securities                                                 7,500                     7,500                0.13%
                                                     ----------------           ---------------              -------
                                                     $      3,931,993           $     3,977,540               70.96%
                                                     ================           ===============               ======
Country/Geographic Region
Eastern U.S.                                         $        951,457           $       194,076                3.46%
Midwestern U.S.                                               707,146                 2,197,189               39.20%
Western U.S.                                                  658,427                 1,036,447               18.49%
United Kingdom                                              1,614,963                   549,828                9.81%
                                                     ----------------           ---------------              -------
                                                     $      3,931,993           $     3,977,540               70.96%
                                                     ================           ===============               ======
Industry
Biotechnology                                        $      2,172,031           $       827,688               14.77%
Medical Devices                                               500,000                   157,500                2.81%
Medical Services                                              707,146                 2,197,189               39.20%
Nutritional Products                                          451,457                    36,576                0.65%
Pharmaceuticals                                               101,359                   758,587               13.53%
                                                     ----------------           ---------------               ------
                                                     $      3,931,993           $     3,977,540               70.96%
                                                     ================           ===============               ======

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In May 1998, the Partnership exercised its warrants to purchase 25,995 common shares of UroCor, Inc. for $99,356, which includes a $5,677 venture capital fee paid to the Managing General Partner. Additionally, as discussed below, during the six months ended June 30, 1998, the Partnership liquidated certain portfolio investments for net proceeds of $180,107.

At June 30, 1998, the Partnership held $1,662,633 in cash and cash equivalents, including $1,577,727 in short-term securities with maturities of less than one year and $84,906 in an interest-bearing cash account. For the three and six months ended June 30, 1998, the Partnership earned interest from such
investments  of  $23,321  and  $43,915,   respectively.   Interest  earned  from
short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30,1998, the Partnership had a net realized loss from operations of $667,941 and $724,503, respectively. For the three and six months ended June 30, 1997, the Partnership had net realized gain from operations of $2,747,720 and $2,626,737, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For both the three and six months ended June 30, 1998, the Partnership had a net realized loss from its portfolio investments of $617,296. In April 1998, the Partnership sold its investment in Exocell, Inc. for net proceeds of $150,000 compared to the cost basis of $767,296. Additionally, during the first quarter of 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc., resulting in no gain or loss.

For the three and six months ended June 30, 1997, the Partnership had a net realized gain from its portfolio investments of $2,823,657 and $2,781,892, respectively. During the second quarter of 1997, the Partnership sold certain of its publicly-traded securities as follows: 40,000 common shares of UroCor, Inc. for $379,982, realizing a gain of $167,862; its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466; and 100,197 common shares of Watson Pharmaceuticals, Inc. for $3,896,375, realizing a gain of $2,646,329. During the first quarter of 1997, the Partnership sold certain of its publicly-traded portfolio securities as follows: its remaining 3,926 shares of HBO & Co., Inc. common stock for $244,385, realizing a gain of $78,451; 10,000 common shares of UroCor, Inc. for $109,994, realizing a gain of $64,388; and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,509, realizing a loss of $213,491. In addition, the Partnership received cash distributions from Argonaut Medical, Inc. and Nimbus Medical, LP. totaling $149,947, resulting in a realized gain of $28,887.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1998 and 1997 was $50,645 and $75,937, respectively. The lower net investment loss for the 1998 period compared to the 1997 period consists of a $31,855 decrease in operating expenses offset by a $6,563 decrease in investment income for the period. The reduction in operating expenses primarily resulted from a $35,058 decrease in the management fee, as discussed below. Additionally, a decrease in other expenses was mostly offset by an increase in professional fees and printing fees for the three month period. The decrease in investment income primarily resulted from a $5,436 reduction in interest income from portfolio investments for 1998 compared to 1997. During 1997, the Partnership accrued interest on a promissory note from a portfolio company which was written-off during the second half of 1997.

Net investment loss for the six months ended June 30, 1998 and 1997 was $107,207 and $155,155, respectively. The lower net investment loss for the 1998 period compared to the 1997 period consists of a $76,736 decrease in operating expenses offset by a $28,788 decrease in investment income. The decrease in operating expenses includes a $71,663 decrease in the management fee, as discussed below. Additionally, a decrease in other expenses was mostly offset by an increase in professional fees for the six month period. As discussed above, the decrease in interest income resulted from a $10,526 reduction in interest earned from portfolio investments during 1997 and also from an $18,262 decrease in interest income from short-term investments, primarily related to the reduced amount of funds available for such investments during the 1998 period as compared to the same period in 1997.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. For the three months ended June 30, 1998 and 1997, the management fee was $28,168 and $63,226, respectively. For the six months ended June 30, 1998 and 1997, the management fee was $57,208 and $128,871, respectively. The reduced management fee for the 1998 periods compared to the 1997 periods, reflects the reduced net asset value of the Partnership, primarily resulting from the liquidation of certain portfolio investments during 1997 and the subsequent cash distribution paid to Partners in October 1997. The reduced management fee also reflects the lower fair value of certain portfolio investments as of June 30, 1998 compared to June 30, 1997. The management fee is expected to continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1998, the Partnership had a $546,546 net unrealized gain, resulting from the net upward revaluation of its publicly-held portfolio investments. Additionally, during the six month period, $617,296 was transferred from unrealized loss to realized loss relating to the sale of the Partnership's investment in Exocell, Inc., as discussed above. As a result, net unrealized appreciation of investments increased $1,163,842 for the six month period.


For the six months ended June 30, 1997, the Partnership had a $207,131 net unrealized loss, resulting from the net downward revaluation of certain portfolio investments during the period. Additionally, $2,459,861 was transferred from unrealized gain to realized gain relating to portfolio investments sold during the period, as discussed above. As a result, net unrealized appreciation of investments declined $2,666,992 for the six month period.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

At June 30, 1998, the Partnership's net assets were $5,605,389, reflecting an increase of $439,339 from $5,166,050 at December 31, 1997. This increase was comprised of the $1,163,842 increase to net unrealized appreciation of investments partially offset by the $724,503 net realized loss from operations for the six month period.

At June 30, 1997, the Partnership's net assets were $12,957,893, reflecting a decline of $40,255 from net assets at December 31, 1996. This decrease resulted from the $2,666,992 decrease to net unrealized appreciation of investments offset by the $2,626,737 net realized gain from operations for the six month period.

As of June 30, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $83 and $76, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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


              WESTMED VENTURE PARTNERS, L.P.


By:           WestMed Venture Management, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Robert I. Kleinberg
              Robert I. Kleinberg
              Executive Vice President


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:         August 14, 1998