Form 10-Q
period 1998-09-30
WESTMED VENTURE PARTNERS LP
filed 1998-11-16
CIK 810688

18

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1998


Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3443230
-------------------------------------------------------------------------------
(State of organization)                    (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
---------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments at September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS

                                                                                       September 30,
                                                                                             1998                December 31,
                                                                                          (Unaudited)                1997
ASSETS

Portfolio investments, at fair value (cost $3,645,801 at
   September 30, 1998 and $4,630,040 at December 31, 1997)                                $      1,769,478     $      3,511,745
Cash and cash equivalents                                                                        2,449,759            1,725,666
Receivable from securities sold                                                                    180,252                    -
Prepaid insurance                                                                                   53,765               37,451
Accrued interest receivable                                                                          2,241                  635
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      4,455,495     $      5,275,497
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                     $         78,795     $         73,487
Due to Managing General Partner                                                                     21,835               25,960
Due to Independent General Partners                                                                  9,739               10,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                               110,369              109,447
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            43,455               51,664
Limited Partners (66,929 Units)                                                                  4,301,671            5,114,386
                                                                                          ----------------     ----------------
   Total Partners' Capital                                                                       4,345,126            5,166,050
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      4,455,495     $      5,275,497
                                                                                          ================     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A) (B)
138,833 shares of Common Stock                                           May 1988            $       496,478    $       182,288
75,000 shares of Preferred Stock                                                                      53,030              9,662
                                                                                             ---------------    ---------------
                                                                                                     549,508            191,950
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             12,612
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A)
Option to purchase 147,476 shares of Common Stock
   at $.20 per share, expiring 3/31/99                                   Sept. 1987                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (C)
270,977 shares of Common Stock                                           May 1991                    558,008          1,174,151
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A) (D)
301,903 Ordinary shares                                                  Aug. 1988                 1,586,828            233,265
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    3,645,801    $     1,769,478
                                                                                              =================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)
                                                                                   Cost         Realized Loss            Return
Totals From Liquidated Portfolio Investments(F)                          $   25,072,469       $   (6,592,302)   $    18,480,167
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return
Totals From Active and Liquidated Portfolio Investments                  $   28,718,270       $   (8,648,625)   $    20,249,645
                                                                         ======================================================

(A) Public Company
(B) In August 1998, the Partnership sold 2,000 shares of Cortex Pharmaceuticals, Inc. common stock for $2,689, realizing a loss of $4,871. The 75,000 preferred shares of Cortex held by the Partnership are convertible into 7,359 shares of the company's common stock.
(C) In May 1998, the Partnership exercised its warrants to purchase 25,995 common shares of UroCor, Inc. for $93,679. The Partnership paid the Managing General Partner a venture capital fee of $5,677 in connection with this investment. In September 1998, the Partnership sold 40,000 shares of UroCor, Inc. common stock for $177,492, realizing a gain of $28,354.
(D) In August 1998, the Partnership sold 2,500 ordinary shares of Xenova Group plc for $2,760, realizing a loss of $25,375. (E) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September
    30, 1998. See Note 6 of notes to financial statements for portfolio sales completed subsequent to September 30, 1998.
(F) During February 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc. During
    April 1998, the Partnership sold its investment in Exocell, Inc. for $150,000, realizing a loss of $617,296. During August 1998, the Partnership sold its remaining investment in Watson Pharmaceuticals for $811,395, realizing a gain of $710,036.
* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,

                                                                 1998             1997               1998             1997
                                                            --------------   ---------------   --------------   ---------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                      $      24,566    $       87,329   $       68,481   $       149,506
   Interest and other income from
     portfolio investments                                               -           (21,872)               -           (11,346)
                                                             -------------    --------------   --------------   ---------------
   Total investment income                                          24,566            65,457           68,481           138,160
                                                             -------------    --------------   --------------   ---------------

   Expenses:
   Management fee                                                   21,835            34,873           79,043           163,744
   Professional fees                                                18,550            17,538           60,284            51,702
   Mailing and printing                                              8,399             5,782           25,545            23,915
   Insurance expense                                                17,070            17,040           45,964            57,222
   Custodial fees                                                      510               996            1,650             2,254
   Independent General Partners' fees                                2,500             2,500            7,500             7,500
   Miscellaneous                                                     2,239                 -            2,239               250
                                                             -------------    --------------   --------------   ---------------
   Total investment expenses                                        71,103            78,729          222,225           306,587
                                                             -------------    --------------   --------------   ---------------

NET INVESTMENT LOSS                                                (46,537)          (13,272)        (153,744)         (168,427)

Net realized gain (loss) from portfolio investments                708,144          (773,969)          90,848         2,007,923
                                                             -------------    --------------   --------------   ---------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                      661,607          (787,241)         (62,896)        1,839,496

Change in unrealized appreciation or
   depreciation of investments                                  (1,921,870)          312,673         (758,028)       (2,354,319)
                                                             -------------    --------------   --------------   ---------------

NET DECREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                    $  (1,260,263)   $     (474,568)  $     (820,924)  $      (514,823)
                                                             =============    ==============   ==============   ===============

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 1998


                                                                                                   1998               1997
                                                                                              --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES


Net investment loss                                                                           $     (153,744)   $      (168,427)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and other assets                                  (17,920)             6,136
Increase (decrease) in payables                                                                          922            (48,657)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (170,742)          (210,948)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from sale of portfolio investments                                                      964,084          5,922,830
Cost of portfolio investments purchased                                                              (99,356)                 -
Cash distribution received                                                                            30,107                  -
                                                                                              --------------    ---------------
Cash provided from investing activities                                                              894,835          5,922,830
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
Cash distribution paid to Partners                                                                         -         (4,529,538)
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                                724,093          1,182,344
Cash and cash equivalents at beginning of period                                                   1,725,666          6,135,508
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    2,449,759    $     7,317,852
                                                                                              ==============    ===============



Supplemental disclosure of non-cash investing activities:

Receivable from securities sold                                                               $      180,252     $            -

                                                                                            ==============     ==============



See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total


Balance at December 31, 1997                              $      51,664            $     5,114,386            $      5,166,050

Net decrease in net assets resulting
from operations                                                  (8,209)                  (812,715)                   (820,924)
                                                          -------------            ---------------            ----------------

Balance at September 30, 1998                             $      43,455            $     4,301,671(A)         $      4,345,126
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including the allocation of net unrealized depreciation of investments, was $64.27 at September 30, 1998. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The general  partners of the  Partnership  include two  individuals  (the
 Independent General Partners") and the managing general partner, WestMed Venture Management, L.P., a Delaware limited partnership
 (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the  Managing  General  Partner is Medical  Venture
Holdings,  Inc., a Delaware  corporation  affiliated with CIBC Oppenheimer Corp.
  ("Opco") (formerly Oppenheimer & Co., Inc.). Opco is the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian
  Imperial Bank of Commerce. The limited partners of the Managing General Partner are Opco, MVP Holdings, Inc. and BSW, Inc., a
Delaware  corporation  owned by John A. Balkoski,  Philippe L.
Sommer and Howard S. Wachtler.  Alsacia Venture Management,  Inc.
 (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, serves as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General
 Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions, if any. Factors considered in the determination of an

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As of September 30, 1998, the financial statements include investments valued at $505,732 (11.6% of Partner's Capital) whose values have been estimated by the Manager. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded as of the date on which the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership also considers its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1,876,323 at September 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1998, other timing differences totaling $8.8 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1998, the Partnership has a $6.1 million net realized loss from its venture capital investments including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. No venture capital fees were incurred during the quarter ended September 30, 1998, however, the Partnership incurred venture capital fees of $5,677 for the nine months ended September 30, 1998. Cumulative venture capital fees incurred from inception to September 30, 1998 totaled $1.6 million.

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

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued



5.     Classification of Investments

As of September 30, 1998, the Partnership's investments were categorized as follows:
\

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value               of Net Assets*
-------------------                                  ----------------           ---------------             --------------
Common Stock                                         $      3,585,271           $     1,752,316                40.33%
Preferred Stock                                                53,030                     9,662                 0.22%
Debt Securities                                                 7,500                     7,500                 0.17%
                                                     ----------------           ---------------               -------
                                                     $      3,645,801           $     1,769,478                40.72%
                                                     ================           ===============                ======
Country/Geographic Region
Eastern U.S.                                         $        951,457           $       170,112                 3.92%
Midwestern U.S.                                               558,008                 1,174,151                27.01%
Western U.S.                                                  549,508                   191,950                 4.42%
United Kingdom                                              1,586,828                   233,265                 5.37%
                                                     ----------------           ---------------               -------
                                                     $      3,645,801           $     1,769,478                40.72%
                                                     ================           ===============                ======
Industry
Biotechnology                                        $      2,136,336           $       425,215                 9.79%
Medical Devices                                               500,000                   157,500                 3.62%
Medical Services                                              558,008                 1,174,151                27.01%
Nutritional Products                                          451,457                    12,612                 0.30%
                                                     ----------------           ---------------               -------
                                                     $      3,645,801           $     1,769,478                40.72%
                                                     ================           ===============                ======

* Percentage of net assets is based on fair value.

6.       Subsequent Events

Subsequent to September 30, 1998, the Partnership sold 105,000 common shares of UroCor, Inc. for $525,445; 138,833 common shares of Cortex Pharmaceuticals, Inc. for $68,755; and 18,903 ordinary shares of Xenova Group plc for $12,516.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1998, the Partnership held $2,449,759 in cash and cash equivalents, including $1,986,222 in short-term securities with maturities of less than one year and $460,942 in an interest-bearing cash account. For the three and nine months ended September 30, 1998, the Partnership earned interest from such investments of $24,566 and $68,481, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the quarter ended September 30, 1998, the Partnership continued the liquidation of its portfolio investments. As discussed below, during the three month period, the Partnership sold certain investments for net proceeds totaling $994,336, of which $180,252 was a receivable at September 30, 1998 and collected in October 1998.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a $661,607 net realized gain from operations and a $62,896 net realized loss from operations, respectively. For the three and nine months ended September 30, 1997, the Partnership had a $787,241 net realized loss from operations and a $1,839,496 net realized gain from operations, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1998, the Partnership had a net realized gain from portfolio investments of $708,144 and $90,848, respectively. During the quarter ended September 30, 1998, the Partnership sold the following securities in the public market: 40,000 common shares of UroCor, Inc. for $177,492, realizing a gain of $28,354; 2,000 common shares of Cortex Pharmaceuticals, Inc. for $2,689, realizing a loss of $4,871; 2,500 ordinary shares of Xenova Group plc for $2,760, realizing a loss of $25,375; and its remaining 16,248 common shares of Watson Pharmaceuticals, Inc. for $811,395, realizing a gain of $710,036.

During the first half of 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc., resulting in no gain or loss, and sold its investment in Exocell, Inc. for net proceeds of $150,000, compared to the cost basis of $767,296, for a realized loss of $617,296.

For the three months and nine months ended September 30, 1997, the Partnership had a net realized loss from portfolio investments of $773,969 and a net realized gain from portfolio investments of $2,007,923, respectively. During the quarter ended September 30, 1997, the Partnership sold 50,000 common shares of UroCor for $439,000 realizing a gain of $207,200. On September 30, 1997, the Partnership realized a loss of $981,200 from the partial write-off of its $1.7 million investment in Aprogenex, Inc., due to an announcement by the company indicating additional funds were unattainable to support continued operations.

During the first half of 1997, the Partnership sold an additional 50,000 common shares of UroCor, for $490,000, realizing a gain of $232,300, its remaining 125,504 common shares of Somatogen, Inc. for $666,600, realizing a gain of $9,500, and 100,197 common shares of Watson Pharmaceuticals for $3,896,400, realizing a gain of $2,646,300. Also during the first half of 1997, the Partnership sold its remaining 3,926 shares of HBO & Co., Inc. common stock for $244,400, realizing a gain of $78,500 and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,500, realizing a loss of $213,500. The Partnership also received cash distributions from Argonaut Medical, Inc. and Nimbus Medical, L.P. during the period totaling $150,000, resulting in a realized gain of $28,900.

Investment Income and Expenses - Net investment loss for the three months ended September 30, 1998 and 1997 was $46,537 and $13,272, respectively. The increase in net investment loss for the 1998 period compared to the 1997 period primarily resulted from a $40,891 decrease in investment income offset by a $7,626 decrease in operating expenses. The decrease in investment income primarily resulted from a $62,763 decrease in interest income from short-term investments due to the reduced amount of funds available for such investments during the 1998 period as compared to the same period in 1997. Additionally, investment income for the three months ended September 30, 1997 was reduced by $21,872 due to the write-off of accrued interest relating to the promissory note due from Aprogenex. The decrease in operating expenses includes a $13,038 decrease in the management fee, as discussed below, offset by slight increases in professional fees, mailing and printing and miscellaneous expenses for the 1998 period compared to the 1997 period.

Net investment loss for the nine months ended September 30, 1998 and 1997 was $153,744 and $168,427, respectively. The decrease in net investment loss for the 1998 period compared to the 1997 period includes an $84,362 decrease in operating expenses partially offset by a $69,679 decrease in investment income. The decrease in investment income primarily resulted from the reduced amount of funds available for short-term investments as discussed above. The decrease in operating expenses includes an $84,701 decrease in the management fee, as discussed below, and an $11,258 decrease in insurance expense due to reduced liability insurance premiums offset by slight increases in professional fees, mailing and printing and miscellaneous expenses for the 1998 period compared to the 1997 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. For the three months ended September 30, 1998 and 1997, the management fee was $21,835 and $34,873, respectively. For the nine months ended September 30, 1998 and 1997, the management fee was $79,043 and $163,744, respectively. The reduced management fee for the 1998 periods compared to the 1997 periods reflects the reduced net asset value of the Partnership, primarily resulting from the liquidation of certain portfolio investments during 1997 and the subsequent cash distribution paid to Partners in October 1997. The reduced management fee also reflects the lower fair value of certain portfolio investments as of September 30, 1998 compared to September 30, 1997. The management fee is expected to continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation of Investments - For the nine months ended September 30, 1998, the Partnership had a $609,664 unfavorable change to net unrealized depreciation resulting from the net downward revaluation of its publicly held portfolio investments due to the lower public market price of such securities at the end of the period. Additionally, $148,364 of net unrealized gain was transferred to realized gain, resulting from portfolio liquidations completed during the period as discussed above. As a result, the Partnership had a total unfavorable change to net unrealized depreciation of investments of $758,028 for the nine month period ended September 30, 1998.

For the nine months ended September 30, 1997, the Partnership had a $638,655 unfavorable change to net unrealized depreciation resulting from the net downward revaluation of certain portfolio investments. Additionally, $1,715,664 of net unrealized gain was transferred to realized gain resulting from portfolio liquidations completed during the period, as discussed above. As a result, the Partnership had a total unfavorable change to net unrealized depreciation of investments of $2,354,319 for the nine month period ended September 30, 1997.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of September 30, 1998, the Partnership's net assets were $4,345,126, reflecting a decrease of $820,924 from net assets of $5,166,050 as of December 31, 1997. This decrease was comprised of the $758,028 unfavorable change to net unrealized depreciation of investments and the $62,896 net realized loss from operations for the nine month period ended September 30, 1998.

As of September 30, 1997, the Partnership's net assets were $6,939,711, reflecting a decrease of $6,058,437 from $12,998,148 as of December 31, 1996. This decrease was the result of the $5,543,614 cash distribution accrued as of September 30, 1997 and the $514,823 decrease in net assets from operations for the nine month period ended September 30, 1997. The net decrease in net assets from operations was comprised of the $2,354,319 unfavorable change to net unrealized depreciation offset by the $1,839,496 net realized gain from operations for the period.

As of September 30, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $64 and $76, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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



Date:         November 16, 1998