Form 10-K
period 1998-12-31
WESTMED VENTURE PARTNERS LP
filed 1999-03-31
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 0-15681


                         WESTMED VENTURE PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          13-3443230
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class             Name of each exchange on which registered
         None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1999, 66,919 units of limited partnership interest ("Units") were held by non-affiliates of the Registrant. There is no established public trading market for such Units.

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

The Venture Capital Investments

The Partnership has invested approximately 96% of the net proceeds from the offering of Units and will not make investments in any new portfolio companies. From its inception to December 31, 1998, the Partnership had invested $28,718,270 in 23 portfolio companies, including venture capital fees and other acquisition costs totaling $1,965,833. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the Partnership's remaining assets as soon as practical with the goal of maximizing returns to Partners. During 1998, the Partnership sold its remaining investments in Exocell, Inc. and Watson Pharmaceuticals, Inc. and wrote-off its investment in Ultramed, Inc. These and other transactions affecting the Partnership's portfolio investments during 1998 are listed below.

o During 1998, the Partnership sold 140,833 shares of Cortex Pharmaceuticals, Inc. common stock for $71,444, realizing a loss of $432,594. Additionally, in December 1998, in a non-cash transaction, the Partnership exchanged its 75,000 preferred shares of Cortex for 7,359 shares of the company's common stock.

o Due to a capital restructuring of Pharmaction Holdings, Ltd. during 1998, the Partnership's option to purchase 147,476 ordinary shares was exchanged for 18,434 shares of ordinary stock and options to purchase 18,434 ordinary shares at $.20 per share expiring June 30, 2000.

o In May 1998, the Partnership exercised its warrants to purchase 25,995 common shares of UroCor, Inc. for $93,679. The Partnership paid the Managing General Partner a venture capital fee of $5,677 in connection with this investment. Additionally, during 1998, the Partnership sold 165,000 shares of UroCor, Inc. common stock for $821,679, realizing a gain of $372,952.

     o During 1998, the Partnership sold 284,403 ordinary shares of Xenova Group plc for $147,072, realizing a loss of $1,379,587.

o During 1998, the Partnership received liquidating cash distributions totaling $38,135 from Argonaut Medical, Inc., resulting in a gain of $8,028.

 o In April 1998, the Partnership sold its investment in Exocell, Inc. for $150,000, realizing a loss of $617,296.

o In August 1998, the Partnership sold its remaining investment in Watson Pharmaceuticals, Inc. for $811,395, realizing a gain of $710,036.

o In December 1998, the Partnership wrote-off its remaining investment in Ultramed Inc., realizing a loss of $500,000.

From its inception through December 31, 1998, the Partnership had either fully or partially liquidated portfolio investments with a cost of $27,867,060. These liquidated investments returned $19,345,449 to the Partnership, for a net realized loss of $8,521,611. Additionally, from its inception to December 31, 1998, the Partnership earned $492,776 of interest and other income from its portfolio investments. As a result, as of December 31, 1998, the Partnership had a cumulative net realized loss from its venture capital investments of $8,028,835. The Partnership's remaining investment portfolio, as of December 31, 1998, consisted of investments in 5 portfolio companies with an aggregate cost of $851,210 and a fair value of $942,164.

Termination

The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns to Partners. The Partnership's originally scheduled termination date was December 31, 1997, with provision for extension for two additional two-year periods. The Independent General Partners determined not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital investors and these relationships have expanded the Partnership's access to investment opportunities. As discussed above, the Partnership will not make any new portfolio investments.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of holders of Units as of March 16, 1999 was approximately 5,456.

In November, 1998 the General Partners approved a cash distribution to Partners totaling $3,042,227. The distribution was paid on January 22, 1999 to Limited Partners of record on December 31, 1998. Limited Partners received $3,011,805, or $45 per Unit, and the Managing General Partner received $30,422. In August 1997, the General Partners approved a cash distribution to Partners totaling $5,543,614. The distribution was paid on October 21, 1997 to Limited Partners of record on September 30, 1997. Limited Partners received $5,488,178, or $82 per Unit, and the Managing General Partner received $55,436. In November 1996, the General Partners approved a cash distribution to Partners totaling $4,529,538. The distribution was paid on January 30, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $4,484,243, or $67 per Unit, and the Managing General Partner received $45,295. Cumulative cash distributions paid to Partners from inception to December 31, 1998, total $18,826,148, including $18,637,887 to the Limited Partners, or approximately $278 per $500 Unit, and $188,261 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1998           1997            1996           1995           1994
                                                       -----------     -----------    -----------    -----------    -----------
Total assets                                           $     4,465     $     5,275    $    17,722    $    16,018    $    14,671

Net assets                                                   1,344           5,166         12,998         15,855         14,533

Cost of portfolio investments purchased                         99               -            212            292            693

Cumulative cost of portfolio investments                    28,718          28,619         28,619         28,407         28,115

Cash distributions to Partners                               3,042           5,544          4,530              -              -

Cumulative cash distributions to Partners                   18,826          15,784         10,240          5,711          5,711

Net investment loss                                           (151)           (190)          (341)          (375)          (421)

Net realized (loss) gain from portfolio
   investments                                              (1,838)          1,305          1,706             65         (2,823)

Change in unrealized appreciation or
   depreciation of investments                               1,209          (3,404)           308          1,632           (618)

Change in net assets resulting from operations                (780)         (2,288)         1,672          1,323         (3,862)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
   appreciation or depreciation of investments              $   20         $    76        $   192         $  235        $   215

Net investment loss                                             (2)             (3)            (5)            (6)            (6)

Net realized (loss) gain on investments                        (27)             19             25              1            (42)

Change in unrealized appreciation or
   depreciation of investments                                  18             (50)             5             24             (9)

Cash distributions                                              45              82             67              -              -

Cumulative cash distributions                                  278             233            151             84             84

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 1998, the Partnership had invested $28,718,270 in 23 portfolio companies, including venture capital fees and other acquisition costs totaling $1,965,833. The Partnership has invested approximately 96% of its original $30 million of net proceeds received from the offering of Units. The Partnership will not make investments in new portfolio companies and does not expect to make follow-on investments in its remaining portfolio companies. The Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of termination , which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

As of December 31, 1998, the Partnership held $2,594,280 in short-term securities with a maturity of less than three months and $872,751 in interest-bearing cash accounts. For the years ended December 31, 1998, 1997 and 1996, the Partnership earned interest from such investments totaling $107,391, $187,003 and $229,112, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the year ended December 31, 1998, the Partnership received $2,027,622 in proceeds from the liquidation of certain portfolio investments, as discussed below. On January 22, 1999, the Partnership made a cash distribution to Partners totaling $3,042,227. Limited Partners of record on December 31, 1998 received $3,011,805, or $45 per Unit, and the Managing General Partner received $30,422. Cumulative cash distributions paid to Partners from inception through December 31, 1998, total $18,637,887 to the Limited Partners, or approximately $278 per $500 Unit, and $188,261 to the Managing General Partner.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the year ended December 31, 1998, the Partnership had a net realized loss from operations of $1,989,570. For the years ended December 31, 1997 and 1996, the Partnership had a net realized gain from operations of $1,115,493 and $1,364,369, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net
investment   income  or  loss  (interest  and  dividend  income  less  operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998, the Partnership had a net realized loss from portfolio investments of $1,838,461. During 1998, the Partnership sold the following publicly-traded securities: 165,000 common shares of UroCor, Inc. for $821,679, realizing a gain of $372,952; 140,833 common shares of Cortex Pharmaceuticals, Inc. for $71,444, realizing a loss of $432,594; 284,403 ordinary shares of Xenova Group plc for $147,072, realizing a loss of $1,379,587; and its remaining 16,248 common shares of Watson Pharmaceuticals, Inc. for $811,395, realizing a gain of $710,036. Also during 1998, the Partnership received liquidating cash distributions totaling $38,135 from Argonaut Medical, Inc., resulting in a gain of $8,028, and sold its investment in Exocell, Inc. for net proceeds of $150,000, realizing a loss of $617,296. Finally, during 1998, the Partnership wrote-off its remaining $500,000 investment in Ultramed, Inc. due to continued financial and operating difficulties at the company.

For the year ended December 31, 1997, the Partnership had a net realized gain from portfolio investments of $1,305,201. During 1997, the Partnership sold the following publicly-traded securities: 100,000 common shares of UroCor, Inc. for $928,954, realizing a gain of $439,486; its remaining 125,404 common shares of Somatogen, Inc. for $666,660, realizing a gain of $9,466; 100,197 common shares of Watson Pharmaceuticals, Inc. for $3,896,375, realizing a gain of $2,646,329; its remaining 3,926 common shares of HBO & Co., Inc. for $244,385, realizing a gain of $78,451; and its remaining 294,953 ordinary shares of Pharmaction Holding, Ltd. for $36,509, realizing a loss of $213,491. Also during 1997, the Partnership received cash distributions from Argonaut Medical., Inc. and Nimbus Medical, L.P. totaling $149,947, resulting in a realized gain of $28,887. Finally, during 1997, the Partnership wrote-off its remaining $1,683,927 investment in Aprogenex, Inc., due to an announcement indicating additional financing to support continued operations was not available to the company.

For the year ended December 31, 1996, the Partnership had a net realized gain from portfolio investments of $1,705,622. In May 1996, in connection with the merger of Corvita Corporation and a wholly-owned subsidiary of Pfizer Inc., the Partnership sold its investment in Corvita for $4,330,318, realizing a gain of $1,935,521. Additionally, Nimbus Medical, Inc. was sold during 1996 and the surviving entity was renamed Argonaut Medical, Inc. As a result of the sale and transfer of the company's assets, the Partnership recorded a $229,899 realized loss on its investment in Argonaut, reflecting a partial write-off of its original investment in the company.

Investment Income and Expenses - Net investment loss for the years ended December 31, 1998, 1997 and 1996 was $151,109, $189,708 and $341,253,
respectively. The $38,599 decrease in net investment loss for 1998 compared to 1997 resulted from a $106,865 decrease in operating expenses partially offset by a $68,266 decrease in investment income for 1998. The reduction in operating expenses includes a $103,910 decrease in the management fee, as discussed below, and an $11,739 decrease in insurance expense due to reduced liability insurance premiums. These decreases in operating expenses were partially offset by slight increases in professional fees, mailing and printing and miscellaneous expenses for the 1998 period compared to the 1997 period. The decrease in investment income primarily resulted from a $79,612 decrease in interest earned from short-term investments, primarily related to the reduced amount of funds available for such investments during the 1998 period as compared to the same period in 1997.

The $151,545 decrease in net investment loss for 1997 compared to 1996 resulted from a $216,741 decrease in operating expenses partially offset by a $65,196 decrease in investment income for 1997. The reduction in operating expenses includes a $125,497 decrease in the management fee, as discussed below, and a $61,018 decrease in professional fees primarily due to legal costs relating to the preparation of a proxy statement in connection with a Special Meeting of Limited Partners held on June 21, 1996. The decrease in investment income includes a $42,109 decrease in interest income from short-term investments, primarily related to the reduced balance of funds available for such investments during 1997 as compared to 1996. Additionally, a negative variance of $23,087 in interest income from portfolio investments for 1997 compared to 1996, primarily was due to the write-off in 1997 of $21,872 of accrued interest relating to the promissory note due from Aprogenex. Such accrued interest was written-off in conjunction with the write-off of the Partnership's investment in Aprogenex during 1997, as discussed above.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1998, 1997 and 1996, the management fee was $85,794, $189,704 and $315,201, respectively. The steady decline in the management fee reflects the reduced net asset value of the Partnership, resulting from the continuing liquidation of the Partnership's remaining portfolio investments during 1998 and 1997 and the subsequent cash distributions paid or accrued during such years. The management fee is expected to continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and additional distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1998, the Partnership had a $1,209,249 favorable net change in unrealized depreciation of investments primarily resulting from the net transfer of $1,541,752 from unrealized loss to realized loss in connection with the portfolio investments liquidated during the year, as discussed above. Partially offsetting this favorable change was a $332,503 net downward revaluation of the Partnership's publicly-traded securities during 1998.

For the year ended December 31, 1997, the Partnership had a $3,403,977 unfavorable net change in unrealized depreciation of investments, primarily resulting from a $2,391,035 net downward revaluation of its publicly-traded portfolio securities during 1997. Additionally, during 1997, $1,012,942 was transferred from unrealized gain to realized gain in connection with the portfolio securities liquidated during the year, as discussed above.

For the year ended December 31, 1996, the Partnership had a $307,960 favorable net change in unrealized depreciation of investments, primarily resulting from a $436,902 net upward revaluation of its publicly-traded portfolio securities during 1997. Partially offsetting the upward revaluation was a net transfer of $128,942 from unrealized gain to realized in connection with the Partnership's liquidation of certain portfolio securities during the year, as discussed above.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of December 31, 1998, the Partnership's net assets were $1,343,502, reflecting a decrease of $3,822,548 from net assets of $5,166,050 as of December 31, 1997. This decrease in net assets reflects the $3,042,227 cash distribution and the $780,321 net decrease in net assets from operations for 1998. The decrease in net assets from operations was comprised of the $1,989,570 net realized loss from operations partially offset by the $1,209,249 increase to net unrealized appreciation of investments for 1998.

As of December 31, 1997, the Partnership's net assets were $5,166,050, reflecting a decrease of $7,832,098 from net assets of $12,998,148 as of December 31, 1996. This decrease in net assets reflects the $5,543,614 cash distribution and the $2,288,484 net decrease in net assets from operations for 1997. The decrease in net assets from operations was comprised of the $3,403,977 decrease to net unrealized appreciation of investments partially offset by the $1,115,493 net realized gain from operations for 1997.

As of December 31, 1996, the Partnership's net assets were $12,998,148, reflecting a decrease of $2,857,209 from net assets of $15,855,357 as of December 31, 1995. This decrease in net assets reflects the $4,529,538 cash distribution partially offset by the $1,672,329 net increase in net assets from operations for 1996. The decrease in net assets from operations was comprised of the $1,364,369 net realized gain from operations and the $307,960 increase to net unrealized appreciation of investments for 1996.

As of December 31, 1998, 1997 and 1996, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $20, $76 and $192, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Managing General Partner is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Managing General Partner has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Managing General Partner.

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

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Managing General Partner with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The Managing General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments and interest-bearing cash equivalents, including short-term securities, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $942,164 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $94,216.

As of December 31, 1998, the Partnership held one short-term investment in a discounted commercial paper instrument with a remaining maturity of 15 days. This short-term investment was carried at an aggregate amortized cost of $2,594,280 as of December 31, 1998. An assumed 10% increase in the market interest rate of such short-term investment held by the Partnership as of December 31, 1998, would result in a reduction to the fair value of such investment and an unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1998 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                         WESTMED VENTURE PARTNERS, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1998 and 1997

Schedule of Portfolio Investments as of December 31, 1998

Schedule of Portfolio Investments as of December 31, 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

WestMed Venture Partners, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1998 and 1997 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners, L.P. at December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $170,981 and $1,458,809 at December 31, 1998 and 1997, respectively, representing 13% and 28% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
March 24, 1999

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS
December 31,


                                                                                                1998                1997
                                                                                          ----------------    -----------------


ASSETS

Portfolio investments, at fair value (cost $851,210 as of
   December 31, 1998 and $4,630,040 as of December 31, 1997)                              $        942,164     $      3,511,745
Cash and cash equivalents                                                                        3,467,031            1,725,666
Receivable from securities sold                                                                     12,103                    -
Prepaid insurance                                                                                   42,382               37,451
Accrued interest receivable                                                                          1,420                  635
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      4,465,100     $      5,275,497
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $      3,042,227     $              -
Accounts payable and accrued expenses                                                               58,120               73,487
Due to Managing General Partner                                                                     11,251               25,960
Due to Independent General Partners                                                                 10,000               10,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                             3,121,598              109,447
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            13,438               51,664
Limited Partners (66,929 Units)                                                                  1,330,064            5,114,386
                                                                                          ----------------     ----------------
   Total Partners' Capital                                                                       1,343,502            5,166,050
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      4,465,100     $      5,275,497
                                                                                          ================     ================

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1998

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A) (B)
7,359 shares of Common Stock                                             May 1988            $        53,030    $         4,829
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             11,261
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A) (C)
18,434 shares of ordinary stock                                          Sept. 1987                        0              1,469
Options to purchase 18,434 ordinary shares                                                                 0                  0
                                                                                              --------------    ---------------
  at $.20 per share expiring 6/30/00                                                                       0              1,469
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A) (D)
145,977 shares of Common Stock                                           May 1991                    258,419            914,031
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A) (E)
20,000 Ordinary shares                                                   Aug. 1988                    88,304             10,574
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $      851,210    $       942,164
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(F)

                                                                                   Cost         Realized Loss            Return
Totals From Liquidated Portfolio Investments(G)                          $   27,867,060       $   (8,521,611)   $    19,345,449
                                                                         ======================================================

                                                                                                Combined               Combined
                                                                                             Unrealized and          Fair Value
                                                                                 Cost       Realized Net Loss        and Return
Totals From Active and Liquidated Portfolio Investments                  $   28,718,270       $   (8,430,657)   $    20,287,613
                                                                         ======================================================

(A) Public company

(B) During 1998, the Partnership sold 140,833 shares of Cortex Pharmaceuticals, Inc. common stock for $71,444, realizing a loss of $432,594. Additionally, in December 1998, in a non-cash transaction, the Partnership exchanged its 75,000 preferred shares of Cortex for 7,359 shares of the company's common stock.

(C) Due to a capital restructuring of Pharmaction Holdings, Ltd. during 1998, the Partnership's option to purchase 147,476 ordinary shares was exchanged for 18,434 shares of ordinary stock and options to purchase 18,434 ordinary shares at $.20 per share expiring 6/30/00.

(D) In May 1998, the Partnership exercised its warrants to purchase 25,995 common shares of UroCor, Inc. for $93,679. The Partnership paid the Managing General Partner a venture capital fee of $5,677 in connection with this investment. Additionally, during 1998, the Partnership sold 165,000 shares of UroCor, Inc. common stock for $821,679, realizing a gain of $372,952.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1998

(E) During 1998, the Partnership sold 284,403 ordinary shares of Xenova Group plc for $147,072, realizing a loss of $1,379,587.

(F) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1998. See
    Note 6 of notes to financial statements for portfolio sales completed subsequent to December 31, 1998.

(G) During the year the following additional portfolio transactions were completed:

o During 1998, the Partnership received liquidating cash distributions totaling $38,135 from Argonaut Medical, Inc., resulting in a gain of $8,028.
o        During April 1998, the Partnership sold its investment in Exocell, Inc.
          for $150,000, realizing a loss of $617,296.
o        During  August 1998,  the  Partnership  sold its  remaining  investment in Watson Pharmaceuticals, Inc. for $811,395, realizing a gain of $710,036.
o In December 1998, the Partnership wrote-off its remaining investment in Ultramed Inc., realizing a loss of $500,000.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                   Cost              Fair Value
Cortex Pharmaceuticals, Inc.(A)
140,833 shares of Common Stock                                           May 1988            $       504,038    $       211,250
75,000 shares of Preferred Stock                                                                      53,030             11,039
                                                                                             ---------------    ---------------
                                                                                                     557,068            222,289
-------------------------------------------------------------------------------------------------------------------------------
Exocell, Inc.*
598,083 shares of Preferred Stock                                        Feb. 1988                   714,266            100,000
Convertible note due upon demand                                                                      53,030             50,000
                                                                                             ---------------    ---------------
                                                                                                     767,296            150,000
-------------------------------------------------------------------------------------------------------------------------------
MNI Group Inc.(A)
211,973 shares of Common Stock                                           Sept. 1987                  451,457             64,684
-------------------------------------------------------------------------------------------------------------------------------
Argonaut Medical, Inc.
200,709 shares of Common Stock                                           Apr. 1988                    30,107             30,107
   Nimbus Medical, L.P.
   38,340 units of limited partnership interest                                                            0                  0
                                                                                             ---------------    ---------------
                                                                                                      30,107             30,107
-------------------------------------------------------------------------------------------------------------------------------
Pharmaction Holdings, Ltd.(A)
Option to purchase 147,476 shares of Common Stock
   at $.20 per share, expiring 3/31/99                                   Sept. 1987                        0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ultramed, Inc.
1,850,904 shares of Common Stock                                         Oct. 1987                   492,500            150,000
12% promissory note                                                                                    7,500              7,500
                                                                                              --------------    ---------------
                                                                                                     500,000            157,500
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A)
284,982 shares of Common Stock                                           May 1991                    607,790          1,763,468
Warrant to purchase 8,000 shares of Common Stock
   at $1.25 per share, expiring 2/13/01                                                                    0             39,504
Warrant to purchase 8,995 shares of Common Stock
   at $4.30 per share, expiring 10/18/98                                                                   0             16,983
Warrant to purchase 9,000 shares of Common Stock
   at $5.00 per share, expiring 6/2/00                                                                     0             10,692
                                                                                             ---------------    ---------------
                                                                                                     607,790          1,830,647
-------------------------------------------------------------------------------------------------------------------------------
Watson Pharmaceuticals, Inc. (A)
16,248 shares of Common Stock                                            Jan. 1989                   101,359            474,347
-------------------------------------------------------------------------------------------------------------------------------
Xenova Group plc* (A)
304,403 Ordinary shares                                                  Aug. 1988                 1,614,963            582,171
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments                                                      $    4,630,040    $     3,511,745

                                                                                              =================================


WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1997


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                   Cost         Realized Loss            Return

Totals From Liquidated Portfolio Investments                             $   23,988,874       $   (6,683,150)   $    17,305,724
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

See notes to financial statements.



 WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1998             1997               1996
                                                                           --------------     --------------    ---------------

INVESTMENT INCOME AND EXPENSES


   Income:
   Interest from short-term investments                                    $      107,391     $       187,003    $      229,112
   Interest and dividend income from portfolio investments                              -             (11,346)           11,741
                                                                           --------------     ---------------    --------------
    Total investment income                                                      107,391             175,657           240,853
                                                                           --------------     ---------------    --------------

   Expenses:
   Management fee                                                                  85,794             189,704           315,201
   Professional fees                                                               62,796              60,898           121,916
   Mailing and printing                                                            35,141              29,718            49,381
   Insurance expense                                                               60,430              72,169            74,579
   Custodial fees                                                                   2,100               2,626             5,280
   Independent General Partners' fees                                              10,000              10,000            12,377
   Miscellaneous                                                                    2,239                 250             3,372
                                                                           --------------     ---------------    --------------
     Total investment expenses                                                    258,500             365,365           582,106
                                                                           --------------     ---------------    --------------

NET INVESTMENT LOSS                                                              (151,109)           (189,708)         (341,253)

Net realized (loss) gain from portfolio investments                            (1,838,461)          1,305,201         1,705,622
                                                                           --------------     ---------------    --------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                       (1,989,570)          1,115,493         1,364,369

Change in unrealized appreciation or depreciation
   of investments                                                               1,209,249          (3,403,977)          307,960
                                                                           --------------     ---------------    --------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                               $     (780,321)    $    (2,288,484)   $    1,672,329
                                                                           ==============     ===============    ==============


See notes to financial statements.



WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                 1998                1997            1996
                                                                            -------------      --------------   ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                         $     (151,109)    $     (189,708)  $      (341,253)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in prepaid insurance and
   accrued interest receivable                                                      (5,716)            14,992           (13,990)
(Decrease) increase in payables                                                    (30,076)           (84,804)           31,567
                                                                            --------------     --------------   ---------------
Cash used for operating activities                                                (186,901)          (259,520)         (323,676)
                                                                            --------------     --------------   ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                  1,989,487          5,772,883         4,330,318
Liquidating distributions received                                                  38,135                  -                 -
Cost of portfolio investments purchased                                            (99,356)                 -          (212,120)
Cash distribution from investment in Limited Partnership                                 -            149,947            30,289
                                                                            --------------     --------------   ---------------
Cash provided from investing activities                                          1,928,266          5,922,830         4,148,487
                                                                            --------------     --------------   ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid to Partners                                                      -        (10,073,152)                -
                                                                            --------------     --------------   ---------------

Increase (decrease) in cash and cash equivalents                                 1,741,365         (4,409,842)        3,824,811
Cash and cash equivalents at beginning of year                                   1,725,666          6,135,508         2,310,697
                                                                            --------------     --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    3,467,031     $    1,725,666   $     6,135,508
                                                                            ==============     ==============   ===============


See notes to financial statements.


WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1996, 1997 and 1998


                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance as of December 31, 1995                           $    158,557             $    15,696,800            $     15,855,357

Net increase in net assets resulting
    from operations                                             16,723                   1,655,606                   1,672,329

Accrued cash distribution, paid
    January 30, 1997                                           (45,295)                 (4,484,243)                 (4,529,538)
                                                          ------------             ---------------            ----------------

Balance as of December 31, 1996                                129,985                  12,868,163(A)               12,998,148

Net decrease in net assets resulting
    from operations                                            (22,885)                 (2,265,599)                 (2,288,484)

Cash distribution, paid October 21, 1997                       (55,436)                 (5,488,178)                 (5,543,614)
                                                          ------------             ---------------            ----------------

Balance as of December 31, 1997                                 51,664                   5,114,386(A)                5,166,050

Net decrease in net assets resulting
    from operations                                             (7,804)                   (772,517)                   (780,321)

Accrued cash distribution, paid
    January 22, 1999                                           (30,422)                 (3,011,805)                 (3,042,227)
                                                          ------------             ---------------            ----------------

Balance as of December 31, 1998                           $     13,438             $     1,330,064(A)         $      1,343,502
                                                          ============             ===============            ================



(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation or depreciation of investments, was $20, $76, and $192 as of December 31, 1998, 1997 and 1996,
     respectively. Such per unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership's originally scheduled termination date was December 31, 1997, with provision for extension for two additional two year periods. The General Partners have determined not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement (as hereinafter defined) and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions, if any. Factors considered in the determination of an

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

appropriate discount include underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost no longer reflects fair value. As of December 31, 1998, the financial statements include investments valued at $170,981 (13% of Partner's Capital) whose values have been estimated by the Manager. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $90,954 at December 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to December 31, 1998, other timing differences totaling $9.2 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1998, the Partnership had a net realized loss of $8.0 million from its venture capital investments, including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the year ended December 31, 1998, the Partnership incurred venture capital fees of $5,677. There were no venture capital fees incurred for the year ended December 31, 1997. For the year ended December 31, 1996, the Partnership incurred venture capital fees of $12,120. Cumulative venture capital fees incurred from inception to December 31, 1998 totaled $1.6 million.

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

5.     Classification of Investments

As  of  December  31,  1998,  the  Partnership's   portfolio   investments  were
categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value               of Net Assets*
-------------------                                  ----------------           ---------------             --------------
Common Stock                                         $        851,210           $       942,164                70.13%
                                                     ================           ===============                ======

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

5.       Classification of Investments - continued


Country/Geographic Region
Eastern U.S.                                         $        451,457           $        11,261                 0.84%
Midwestern U.S.                                               258,419                   914,031                68.03%
Western U.S.                                                   53,030                     4,829                 0.36%
Australia                                                           0                     1,469                 0.11%
United Kingdom                                                 88,304                    10,574                 0.79%
                                                     ----------------           ---------------               -------
                                                     $        851,210           $       942,164                70.13%
                                                     ================           ===============                ======
Industry
Biotechnology                                        $        141,334           $        16,872                 1.26%
Medical Services                                              258,419                   914,031                68.03%
Nutritional Products                                          451,457                    11,261                 0.84%
                                                     ----------------           ---------------               -------
                                                     $        851,210           $       942,164                70.13%
                                                     ================           ===============                ======

* Represents fair value as a percentage of net assets.

6.     Cash Distributions

Cash distributions paid or accrued during the periods presented for the period from inception of the Partnership through December 31, 1998 are listed below:

                                    Managing
                                                              General                      Limited               Per $500*
Distribution Date                                             Partner                     Partners                 Unit
-----------------                                         ---------------            ----------------         -------------
Inception to December 31, 1995                            $        57,108            $      5,653,661           $      84
January 30, 1997                                                   45,295                   4,484,243                  67
October 21, 1997                                                   55,436                   5,488,178                  82
January 22, 1999 (accrued as of 12/31/98)                          30,422                   3,011,805                  45
                                                          ---------------            ----------------           ---------
Cumulative totals as of December 31, 1998                 $       188,261            $     18,637,887           $     278
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

7.     Subsequent Events

Subsequent to the end of the year, in January 1999, the Partnership sold its remaining investment of 20,000 ordinary shares of Xenova for $10,597, realizing a loss of $77,707. Additionally, in February 1999, the Partnership sold its remaining investment of 7,359 shares of Cortex Pharmaceuticals, Inc. for $3,373 realizing a loss of $49,657. Also in February, the Partnership sold its remaining investment in Pharmaction Holdings, Inc. for $1,428, realizing a gain of $1,428.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The Independent General Partners

The Independent General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the general partners of business development companies under the 1940 Act. In addition to general fiduciary duties, the Independent General Partners, among other things, supervise the management arrangements of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and the activities of the Managing General Partner. As required by the 1940 Act, a majority of the general partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission issued an exemptive order declaring that Messrs. Elliott and White, the Independent General Partners of the Partnership, are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. Such Individual General Partners also comprise the Audit Committee of the Partnership.

Presented below is information concerning the Independent General Partners of the Partnership as of March 16, 1999:

Thomas E. White, Age 65, Independent General Partner since 1987
260 Barnard Road
Larchmont, New York 10538
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Mr. White is an attorney in private practice in New York. He is also an independent general partner of WestMed Venture Partners 2, L.P. ("WVP2"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 59, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP2, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of three privately-held medical device companies and one public company. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

     The general partner of the Managing General Partner is Medical Venture Holding, Inc. ("MVH") a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). The limited partners of the Managing General Partner are (i) Opco, (ii) MVP Holdings, Inc. ("MVP"), a
Delaware corporation, and (iii) BSW, Inc., ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

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

Presented below is information as of March 16, 1999 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is CIBC Oppenheimer Tower, World Financial Center, New York, New York 10281.

Gerald A. Rothstein, Age 56 President
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for Opco's private equity efforts and focuses upon the emerging markets of Latin America and India. Mr. Rothstein is a member and chairperson of Opco's Commitment committee and also, a member of Opco's Due Diligence committee.

Ann O. Fusco, Age 44, Vice President
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Ms. Fusco has been Director of Opco since the merger of Opco in November 1997. Prior to the merger she was Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Opco since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by Opco.

The Sub-Manager

The Sub-Manager is wholly-owned by Phillipe L. Sommer. Presented below is information concerning Mr. Sommer as of March 16,1999.

Philippe L. Sommer, Age 47, Sole Director, Officer and Stockholder
Units of the Partnership owned as of March 16, 1999 - 10 Units
     Mr. Sommer is a Managing Director of BSW, Inc. and a member of the Board of Directors of BSW. He has been involved in health-care industry management for the past 20 years. From June 1990 until July 1996, Mr. Sommer served as an Executive Vice President and a Managing Director of MVH. He was a Managing Director of MVP Holdings, Inc. from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for Pfizer Hospital Products Group ("HPG") and in such capacity was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" is incorporated herein by reference.

For the years ended December 31, 1998 and 1997, the Managing General Partner was allocated $7,804 and $22,885 of the Partnership's net decrease in net assets from operations, respectively. For the year ended December 31, 1996, the Managing General Partner was allocated $16,723 of the Partnership's net increase in net assets from operations.

Pursuant to a management agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1998, 1997 and 1996, the Managing General Partner received management fees of $85,794, $189,704, and $315,201, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the year ended December 31, 1998, the Partnership incurred venture capital fees of $5,677. There were no venture capital fees incurred for the year ended December 31, 1997. For the year ended December 31, 1996, the Partnership incurred venture capital fees of $12,120. Cumulative venture capital fees incurred from inception to December 31, 1998 totaled $1.6 million.

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

The Managing General Partner has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Managing General Partner.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH, and the Sub-Manager own as a group ten Units, or less than one-tenth of one percent of the total Units outstanding.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11, "Executive Compensation", is incorporated herein by reference.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements.

                  Independent Auditors' Report

                  Balance Sheets as of December 31, 1998 and 1997

                  Schedule of Portfolio Investments as of December 31, 1998

                  Schedule of Portfolio Investments as of December 31, 1997

                  Statements of Operations for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Cash Flows for the years ended December 31,
                    1998, 1997 and 1996

                  Statements of Changes in Partners' Capital for the years
                    ended December 31, 1996, 1997 and 1998

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

WESTMED VENTURE PARTNERS, L.P.

By:  WestMed Venture Management, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Gerald A. Rothstein
     Gerald A. Rothstein
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 31st day of March 1999.

WESTMED VENTURE
MANAGEMENT, L.P.      Managing General Partner of WestMed Venture Partners, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed
                                                  Venture Management, L.P.


By:  /s/ Gerald A. Rothstein         President (principal executive officer
                                    of Medical Venture Holdings, Inc.
     Gerald A. Rothstein


By:  /s/ Ann Oliveri Fusco  Vice President (principal financial and accounting officer) of Medical
Ann Oliveri Fusco                                    Venture Holdings, Inc.


By:  /s/ Thomas E. White                         Independent General Partner of
                                             WestMed Venture Partners, L.P.
     Thomas E. White


By:  /s/ Robert A. Elliott                       Independent General Partner of
                                                 WestMed Venture Partners, L.P.
     Robert A. Elliott