Form 10-Q
period 1999-03-31
WESTMED VENTURE PARTNERS LP
filed 1999-05-17
CIK 810688

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1999


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

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of March 31, 1999 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS


                                                                                             March 31,
                                                                                                1999          December 31,
                                                                                             (Unaudited)      1998
ASSETS

Portfolio investments, at fair value (cost $688,578 as of
   March 31, 1999 and $851,210 as of December 31, 1998)                                   $        698,965     $        942,164
Cash and cash equivalents                                                                          432,446            3,467,031
Receivable from securities sold                                                                          -               12,103
Prepaid insurance                                                                                   35,845               42,382
Accrued interest receivable                                                                            286                1,420
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      1,167,542     $      4,465,100
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      3,042,227
Accounts payable and accrued expenses                                                               53,727               58,120
Due to Managing General Partner                                                                     10,034               11,251
Due to Independent General Partners                                                                  2,500               10,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                                66,261            3,121,598
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            11,015               13,438
Limited Partners (66,929 Units)                                                                  1,090,266            1,330,064
                                                                                          ----------------     ----------------
   Total Partners' Capital                                                                       1,101,281            1,343,502
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      1,167,542     $      4,465,100

                                                                                          ================     ================

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1999

Active Portfolio Investments:
                                                                 Initial Investment
Company / Position                                                      Date                     Cost                Fair Value
MNI Group Inc.(A) (B)
Health and beauty products
201,973 shares of Common Stock                                     Sept. 1987                      430,159                    0
-------------------------------------------------------------------------------------------------------------------------------
UroCor, Inc.(A)
Diagnostic urology labs providing early detection of
bladder, prostate, lung and intestinal cancer
145,977 shares of Common Stock                                     May 1991                        258,419              698,965
-------------------------------------------------------------------------------------------------------------------------------
Totals From Active Portfolio Investments(C)                                                 $      688,578      $       698,965
                                                                                            ===================================

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(D)

                                                                      Cost                Realized Loss               Return
Totals From Liquidated Portfolio Investments(E)                 $     28,029,692        $   (8,653,499)         $    19,376,193
                                                                ===============================================================


                                                                                           Combined                  Combined
                                                                                        Unrealized and       Fair Value
Totals From Active and Liquidated Portfolio                           Cost             Realized Net Loss            and Return
                                                                --------------------------------------------------------------
     Investments                                                $     28,718,270        $   (8,643,112)          $   20,075,158
                                                                ===============================================================

(A) Public company

(B) In March 1999, the Partnership sold 10,000 shares of MNI Group, Inc. common stock for $346, realizing a loss of $20,952.

(C) All portfolio securities held as of March 31, 1999 are non-income producing. As of March 31, 1999, using fair value as a percentage of net assets, the Partnership's portfolio investments are classified as follows: Eastern United States, 0%; Midwestern United States, 63.47; medical services, 63.47%; nutritional products, 0; and common stock 63.47%.

(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through March 31, 1999. See Note 6 of notes to financial statements for portfolio sales completed subsequent to March 31, 1999.

(E) During the quarter ended March 31, 1999, the following additional portfolio transactions were completed:

o In January 1999, the Partnership sold its remaining investment in Xenova Group plc for $10,597, realizing a loss of $77,707.
o In February 1999, the Partnership sold its remaining investment in Cortex Pharmaceuticals, Inc. for $3,373, realizing a loss of $49,657.
o   Also in February 1999, the Partnership sold its remaining  investment in Pharmaction  Holdings,  Ltd. for $1,428,  realizing a
    gain of $1,428.
o   In  March  1999,  the   Partnership   sold  its  remaining   investment  in
    Oncodiagnostics, Inc., and investment that was previously written-off, for $15,000.


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                 1999                 1998
                                                                                             -------------        -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $      10,486        $     20,594
                                                                                             -------------        ------------

   Expenses:
   Management fee                                                                                    5,534              29,040
   Professional fees                                                                                15,950              22,984
   Insurance expense                                                                                 6,537              14,362
   Mailing and printing                                                                              6,609               7,843
   Independent General Partners' fees                                                                2,500               2,500
   Custodial fees                                                                                       92                 427
   Other                                                                                             3,030                   -
                                                                                             -------------        ------------
     Total investment expenses                                                                      40,252              77,156
                                                                                             -------------        ------------

NET INVESTMENT LOSS                                                                                (29,766)            (56,562)

Net realized loss from portfolio investments                                                      (131,888)                  -
                                                                                             -------------        ------------

NET REALIZED LOSS FROM OPERATIONS                                                                 (161,654)            (56,562)

Change in unrealized depreciation of investments                                                   (80,567)            669,419
                                                                                             -------------        ------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                                 $    (242,221)       $    612,857
                                                                                             =============        ============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                                 1999                1998
                                                                                            --------------      ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (29,766)     $       (56,562)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in prepaid insurance and accrued interest receivable                                        7,671               13,389
Decrease in payables                                                                               (13,110)             (17,730)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                 (35,205)             (60,903)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                                 42,847               30,107
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                              (3,042,227)                   -
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                           (3,034,585)             (30,796)

Cash and cash equivalents at beginning of period                                                 3,467,031            1,725,666
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $      432,446      $     1,694,870
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance as of December 31, 1998                           $      13,438            $     1,330,064            $      1,343,502

Net decrease in net assets resulting
   from operations                                               (2,423)                  (239,798)                   (242,221)
                                                          -------------            ---------------            ----------------

Balance as of March 31, 1999                              $      11,015            $     1,090,266            $      1,101,281
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized appreciation of investments, was $16 as of March 31, 1999. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner. Cumulative cash distributions paid to Limited Partners total $278 per Unit as of March 31, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $10,387 at March 31, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1999, other timing differences totaling $9.2 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1999, the Partnership had a net realized loss of $8.2 million from its venture capital investments, including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred for the quarters ended March 31, 1999 and 1998. Cumulative venture capital fees incurred from inception to March 31, 1999 totaled $1.6 million.

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

The Managing General Partner also provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Managing General Partner charges the Partnership $4,500 per quarter. This amount is paid to the Managing General Partner in addition to the regular management fee discussed above.

For services rendered to the Partnership, each of the two Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.     Subsequent Events

Subsequent to the end of the quarter, in April 1999, the Partnership sold its remaining investment of 201,973 shares of MNI Group Inc. common stock for $6,353, realizing a loss of $423,806.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
As of March 31, 1999, the Partnership held $432,446 in cash and short-term investments, including $297,482 in short-term securities with maturities of less than one year and $134,964 in interest-bearing cash accounts. For the three months ended March 31, 1999, the Partnership earned $10,486 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

During the quarter ended March 31, 1999, the Partnership continued the liquidation of its portfolio investments. As discussed below, during the three month period, the Partnership sold certain investments for net proceeds totaling $30,744.

The General Partners have elected not to extend the Partnership's originally scheduled termination date of December 31, 1997. The Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of termination, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

It is anticipated that funds needed to cover the Partnership's future operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations
For the three months ended March 31, 1999 and 1998, the Partnership had a net realized loss from operations of $161,654 and $56,562, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a net realized loss of $131,888 from the sale of certain portfolio investments. During the quarter the Partnership sold its remaining investments in the following portfolio companies: 20,000 ordinary shares of Xenova Group plc for $10,597, realizing a loss of $77,707; 7,359 common shares Cortex Pharmaceuticals, Inc. for $3,373, realizing a loss of $49,657; and 18,434 ordinary shares and options to purchase 18,434 ordinary shares of Pharmaction Holdings, Ltd. for $1,428, realizing a gain for the entire amount. The Partnership also sold its holdings of Oncodiagnostics, Inc., an investment that was previously written-off, for $15,000, realizing a gain for the entire amount. Additionally in March 1999, the Partnership sold 10,000 common shares of MNI Group Inc. for $346, realizing a loss of $20,952.

The Partnership had no realized gains or losses from portfolio investments for the three months ended March 31, 1998.

Investment Income and Expenses - Net investment loss for the three months ended March 31, 1999 and 1998 was $29,766 and $56,562, respectively. The $26,796 favorable change in net investment loss for the 1999 period compared to the 1998 period, consisted of a $36,904 decrease in operating expenses partially offset by a $10,108 decrease in investment income for the period. The reduction in operating expenses included a $23,506 decrease in the management fee, as discussed below, and a $7,034 decrease in professional fees, primarily due to reduced legal expenses resulting from the reduced level of activity of Partnership transactions during its liquidation period. The reduced operating expenses also included a $7,825 reduction in insurance expense due to reduced liability insurance premiums. The decrease in investment income resulted from a decrease in interest income from short-term investments, primarily related to the reduced amount of funds available for such investments during the 1999 period as compared to the same period in 1998.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions of the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. For the three months ended March 31, 1999 and 1998, the management fee was $5,534 and $29,040, respectively. The reduced management fee for the 1999 period compared to the same period in 1998, reflects the reduced net asset value of the Partnership, primarily resulting from the liquidation of certain portfolio investments and subsequent cash distribution in January 1999. The management fee is expected to continue to decline as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1999, the Partnership had an $80,567 unfavorable net change in unrealized appreciation of investments, primarily resulting from a $225,796 net downward revaluation of the Partnership's remaining portfolio investments for the quarter. This downward revaluation was partially offset by the net transfer of $145,229 from unrealized loss to realized loss in connection with the portfolio investments liquidated during the quarter, as discussed above.

For the three months ended March 31, 1998, the Partnership had a $669,419 favorable net change in unrealized depreciation of investments resulting from the net upward revaluation of its publicly-held portfolio investments for the quarter.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1999, the Partnership's net assets were $1,101,281, reflecting a decrease of $242,221 from net assets of $1,343,502 as of December 31, 1998. This increase was comprised of the $161,654 net realized loss from operations and the $80,567 unfavorable change in net unrealized depreciation of investments for the three months ended March 31, 1999.

As of March 31, 1998, the Partnership's net assets were $5,778,907, reflecting an increase of $612,857 from net assets of $5,166,050 as of December 31, 1997. This increase was comprised of the $669,419 favorable change in net unrealized depreciation of investments partially offset by the $56,562 net realized loss from operations for the three month period.

As of March 31, 1999 and December 31, 1998, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $16 and $20, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns have been identified. The Administrator is in the process of purchasing, installing and testing the necessary software patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments and interest-bearing cash equivalents, including short-term securities, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership as of the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $698,965 as of March 31, 1999. An assumed 10% decline from this March 31, 1999 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $69,897.

As of March 31, 1999, the Partnership held one short-term investment in a discounted commercial paper instrument with a remaining maturity of 91 days. This short-term investment was carried at an aggregate amortized cost of $297,482 as of March 31, 1999. An assumed 10% increase in the market interest rate of such short-term investment held by the Partnership as of March 31, 1999, would result in a reduction to the fair value of such investment and an unrealized loss in an amount which is considered to be immaterial.

Market risk relating to the Partnership's other interest-bearing cash equivalents held as of March 31, 1999 is also considered to be immaterial.

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


              WESTMED VENTURE PARTNERS, L.P.


By:           WestMed Venture Management, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Gerald A. Rothstein
              Gerald A. Rothstein
              President and Principal Executive Officer


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:         May 17, 1999