Form 10-Q
period 1999-06-30
WESTMED VENTURE PARTNERS LP
filed 1999-08-16
CIK 810688

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999


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


Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         WESTMED VENTURE PARTNERS, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments at June 30, 1999 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS, L.P.
BALANCE SHEETS


                                                                                        June 30,      1999      December 31,
                                                                                            (Unaudited)             1998
ASSETS

Portfolio investments, at fair value
   (cost $851,210 as of December 31, 1998)                                                $              -     $        942,164
Cash and cash equivalents                                                                        1,196,864            3,467,031
Receivable from securities sold                                                                      5,110               12,103
Prepaid insurance                                                                                   29,235               42,382
Accrued interest receivable                                                                            555                1,420
                                                                                          ----------------     ----------------

TOTAL ASSETS                                                                              $      1,231,764     $      4,465,100
                                                                                          ================     ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $              -     $      3,042,227
Accounts payable and accrued expenses                                                               41,209               58,120
Due to Managing General Partner                                                                     10,405               11,251
Due to Independent General Partners                                                                  5,000               10,000
                                                                                          ----------------     ----------------
   Total liabilities                                                                                56,614            3,121,598
                                                                                          ----------------     ----------------

Partners' Capital:
Managing General Partner                                                                            11,754               13,438
Limited Partners (66,929 Units)                                                                  1,163,396            1,330,064
                                                                                          ----------------     ----------------
   Total Partners' Capital                                                                       1,175,150            1,343,502
                                                                                          ----------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $      1,231,764     $      4,465,100
                                                                                          ================     ================

See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                         June 30,

                                                                     1999           1998              1999           1998
                                                                -------------   -------------    -------------  --------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $       5,339   $      23,321    $      15,825  $       43,915
                                                                -------------   -------------    -------------  --------------

   Expenses:
   Management fee                                                       5,905          28,168           11,439          57,208
   Professional fees                                                    9,471          18,750           25,421          41,734
   Insurance expense                                                    6,610          14,532           13,147          28,894
   Mailing and printing                                                 5,930           9,303           12,539          17,146
   Independent General Partners' fees                                   2,500           2,500            5,000           5,000
   Custodial fees                                                         103             713              195           1,140
   Other                                                                  163               -            3,193               -
                                                                -------------   -------------    -------------  --------------
     Total investment expenses                                         30,682          73,966           70,934         151,122
                                                                -------------   -------------    -------------  --------------

NET INVESTMENT LOSS                                                   (25,343)        (50,645)         (55,109)       (107,207)

Net realized gain (loss) from portfolio investments                   109,599        (617,296)         (22,289)       (617,296)
                                                                -------------   -------------    -------------  --------------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                          84,256        (667,941)         (77,398)       (724,503)

Change in unrealized appreciation or
   depreciation of investments                                        (10,387)        494,423          (90,954)      1,163,842
                                                                -------------   -------------    -------------  --------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                             $      73,869   $    (173,518)   $    (168,352) $      439,339
                                                                =============   =============    =============  ==============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,


                                                                                                 1999                1998
                                                                                            --------------      ---------------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (55,109)     $      (107,207)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in prepaid insurance and accrued interest receivable                            14,012              (22,788)
Decrease in payables                                                                               (22,757)             (13,789)
                                                                                            --------------      ---------------
Cash used for operating activities                                                                 (63,854)            (143,784)
                                                                                            --------------      ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    835,914              150,000
Cost of portfolio investments purchased                                                                  -              (99,356)
Cash distribution received                                                                               -               30,107
                                                                                            --------------      ---------------
Cash provided from investing activities                                                            835,914               80,751
                                                                                            --------------      ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                              (3,042,227)                   -
                                                                                            --------------      ---------------

Decrease in cash and cash equivalents                                                           (2,270,167)             (63,033)

Cash and cash equivalents at beginning of period                                                 3,467,031            1,725,666
                                                                                            --------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    1,196,864      $     1,662,633
                                                                                            ==============      ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999



                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance as of December 31, 1998                           $      13,438            $     1,330,064            $      1,343,502

Net decrease in net assets resulting
   from operations                                               (1,684)                  (166,668)                   (168,352)
                                                          -------------            ---------------            ----------------

Balance as of June 30, 1999                               $      11,754            $     1,163,396            $      1,175,150
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest was $17 as of June 30, 1999. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner. Cumulative cash distributions paid to Limited Partners totaled $278 per $500 Unit as of June 30, 1999.


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

     The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco"). Opco is the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian Imperial Bank of Commerce. The limited partners of the Managing General Partner are Opco, MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John
A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, serves as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.

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

The Managing General Partner expects the Partnership to terminate prior to September 30, 1999. See Notes 6 and 7 below.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. From inception to June 30, 1999, other timing differences totaling $9.3 million, relating to net realized losses, original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1999, the Partnership had a net realized loss of $8.1 million from its venture capital investments, including interest and other income from portfolio investments totaling $493,000.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion to the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. There were no venture capital fees incurred for the six months ended June 30, 1999. Cumulative venture capital fees incurred from inception to June 30, 1999 totaled $1.6 million.

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

5.     Portfolio Investments

     As of June 30, 1999, the Partnership had liquidated all of its active portfolio investments. During the quarter ended June 30, 1999, the Partnership sold its remaining 145,977 common shares of UroCor, Inc. for $786,714, realizing a gain of $528,295. Also during the quarter, the Partnership sold its remaining 201,973 common shares of MNI Group, Inc. for $6,353, realizing a loss of $423,806. The Partnership also sold its holdings of Approgenex, Inc., a portfolio investment previously written off, for a realized gain of $5,110.

WESTMED VENTURE PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued


6.       Termination

The Partnership expects to complete the sale of its remaining assets, satisfy its obligations to creditors and wind-up its affairs prior to September 30, 1999, at which time a final cash distribution will be paid to Partners.

7.     Subsequent Event - Cash Distributions

In August 1999, the General Partners approved the termination of the Partnership and final liquidating cash distribution to Partners. The distribution is expected to be made in September 1999 to Limited Partners of record on June 30, 1999. After a reserve for final operating expenses, the distribution is expected to total $1.04 million, with approximately $1.03 million, or $15.40 per Unit, to be paid to the Limited Partners and approximately $10,000 to be paid to the Managing General Partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held $1,196,864 in cash and cash equivalents, including $299,920 in short-term securities with maturities of less than one year and $896,944 in an interest-bearing cash account. For the three and six months ended June 30, 1999, the Partnership earned interest from such investments of $5,339 and $15,825, respectively.

During the six months ended June 30, 1999, the Partnership completed the liquidation of its remaining active portfolio investments for net proceeds totaling $828,921 as discussed below. The Partnership expects to complete the sale of its remaining assets, satisfy its obligations to creditors and wind up its affairs prior to September 30, 1999, at which time a final cash distribution will be paid to Partners.

Cash Distributions

In August 1999, the General Partners approved the termination of the Partnership and final liquidating cash distribution to Partners. The distribution is expected to be made in September 1999 to Limited Partners of record on June 30, 1999. After a reserve for final operating expenses, the distribution is expected to total $1.04 million, with approximately $1.03 million, or $15.40 per Unit, to be paid to the Limited Partners and approximately $10,000 to be paid to the Managing General Partner. Following payment of the final distribution to Partners, the Partnership will be formally dissolved.

Results of Operations

For the three months ended June 30, 1999 and 1998, the Partnership had a net realized gain from operations of $84,256 and a net realized loss from operations of $667,941, respectively. For the six months ended June 30, 1999 and 1998, the Partnership had a net realized loss from operations of $77,398 and $724,503, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three months ended June 30, 1999, the Partnership had a net realized gain from its portfolio investments of $109,599. During the three month period, the Partnership sold its remaining 201,973 shares of MNI Group Inc. common stock for $6,353, realizing a loss of $423,806 and its remaining 145,977 shares of UroCor, Inc. common stock for $786,714, realizing a gain of $528,295. The Partnership also sold its holdings of Aprogenex, Inc., an investment that was previously written-off, for $5,110, realizing a gain for the entire amount.

For the six months ended June 30, 1999, the Partnership had a net realized loss from its portfolio investments of $22,289. During the six month period, the Partnership sold its remaining portfolio investments as follows: 20,000 ordinary shares of Xenova Group plc for $10,597, realizing a loss of $77,707; 7,359 common shares Cortex Pharmaceuticals, Inc. for $3,373, realizing a loss of $49,657; 18,434 ordinary shares and options to purchase 18,434 ordinary shares of Pharmaction Holdings, Ltd. for $1,428, realizing a gain for the entire amount; 211,973 common shares of MNI Group Inc. for $6,699 realizing a loss of $444,758: and 145,977 common shares of UroCor, Inc. for $786,714, realizing a gain of $528,295. The Partnership also sold its holdings of Oncodiagnostics, Inc. and Aprogenex, Inc., investments that had previously been written-off, for realized gains of $15,000 and $5,110, respectively.

For both the three and six months ended June 30, 1998, the Partnership had a net realized loss from its portfolio investments of $617,296 relating to the sale of its investment in Exocell, Inc. for net proceeds of $150,000. Additionally, during the first quarter of 1998, the Partnership received a liquidating cash distribution of $30,107 from Argonaut Medical, Inc., resulting in no gain or loss.

Investment Income and Expenses - Net investment loss for the three months ended June 30, 1999 and 1998 was $25,343 and $50,645, respectively. The $25,032 favorable change in net investment loss for the 1999 period compared to the 1998 period, consisted of a $43,284 decrease in operating expenses partially offset by a $17,982 decrease in investment income for the period. The reduction in operating expenses included a $22,263 decrease in the management fee, as discussed below, and a $9,279 decrease in professional fees, primarily due to reduced legal and accounting expenses resulting from the reduced level of activity as the Partnership completes its liquidation. The reduced operating expenses also included a $7,922 reduction in insurance expense due to reduced liability insurance premiums. The decrease in investment income resulted from a decrease in interest income from short-term investments, primarily related to the reduced amount of funds invested in such securities during the 1999 period as compared to the same period in 1998.

Net investment loss for the six months ended June 30, 1999 and 1998 was $55,109 and $107,207, respectively. The $52,098 favorable change in net investment loss for the 1999 period compared to the 1998 period, consisted of a $80,188 decrease in operating expenses partially offset by a $28,090 decrease in investment income for the period. The reduction in operating expenses included a $45,769 decrease in the management fee, as discussed below, and a $16,313 decrease in professional fees, primarily due to reduced legal and accounting expenses resulting from the reduced level of activity as the Partnership completes its liquidation. The reduced operating expenses also included a $15,747 reduction in insurance expense due to reduced liability insurance premiums. The decrease in investment income resulted from a decrease in interest income from short-term investments, primarily related to the reduced amount of funds invested in such securities during the 1999 period as compared to the same period in 1998.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. For the three months ended June 30, 1999 and 1998, the management fee was $5,905 and $28,168, respectively. For the six months ended June 30, 1999 and 1998, the management fee was $11,439 and $57,208, respectively. The reduced management fee for the 1999 periods compared to the same periods in 1998, reflects the reduced net asset value of the Partnership, primarily resulting from the liquidation of the Partnership's portfolio investments and subsequent cash distribution in January 1999. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations have been obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1999, the Partnership had an $90,954 unfavorable net change in unrealized appreciation of investments, primarily resulting from a $225,796 net downward revaluation of its remaining portfolio investments during the six month period. This downward revaluation was partially offset by the net transfer of $134,842 from unrealized loss to realized loss in connection with portfolio investments liquidated during the six month period, as discussed above.

For the six months ended June 30, 1998, the Partnership had a $1,163,842 favorable net change in unrealized appreciation of investments. During the six month period, the Partnership increased the fair value of its portfolio investments by $546,546 due to a net upward revaluation of its publicly-held portfolio investments. Additionally, $617,296 was transferred from unrealized loss to realized loss relating to the sale of the Partnership's investment in Exocell, Inc., as discussed above.

Net Assets - Changes to net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of June 30, 1999, the Partnership's net assets were $1,175,150, reflecting a decrease of $168,352 from net assets of $1,343,502 as of December 31, 1998. This decrease was comprised of the $77,398 net realized loss from operations and the $90,954 unfavorable change in net unrealized appreciation of investments for the six months ended June 30, 1999.

As of June 30, 1998, the Partnership's net assets were $5,605,389, reflecting an increase of $439,339 from net assets of $5,166,050 as of December 31, 1997. This increase was comprised of the $1,163,842 favorable change in net realized appreciation of investments partially offset by the $724,503 net realized loss from operations for the six months ended June 30, 1998.

As of June 30, 1999 and December 31, 1998, the net asset value per $500 Unit, including an allocation of net unrealized appreciation or depreciation of portfolio investments, was $17 and $20, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for all of its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems by October 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Managing General Partner with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership relating to the investigation or correction of Y2K problems affecting the Partnership's operations are expected to be nominal.

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

The Partnership had no remaining active portfolio investments as of June 30, 1999 and, therefore, was not subject to market risk arising from changes in the value of its portfolio investments.

As of June 30, 1999, the Partnership held one short-term investment in a discounted commercial paper instrument with a remaining maturity of less than 30 days. This short-term investment was carried at an aggregate amortized cost of $299,920 as of June 30, 1999. An assumed 10% increase in the market interest rate of such short-term investment held by the Partnership as of June 30, 1999, would result in a reduction to the fair value of such investment and an unrealized loss in an amount which is considered to be immaterial.

Market  risk  relating  to  the  Partnership's   other   interest-bearing   cash
equivalents held as of June 30, 1999 is also considered to be immaterial.

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



Date:         August 16, 1999